Form 10-Q
period 2016-10-17
Duonas Corp.
filed 2016-10-17
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-213314

DUONAS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3270 (Primary Standard Industrial Classification Code Number)	35-2518128 I.R.S. Employer Identification Number

str. Osijek 50, Rijeka,

Primorje-Gorski Kotar, Croatia, 51000

Tel. + 38551215704

 Email: management@duonascorp.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of October 17, 2016 there were 2,000,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim condensed financial statements of Duonas Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

DUONAS CORP.

Condensed Balance sheets

AS OF SEPTEMBER 30, 2016 AND JUNE 30, 2016

ASSETS	September 30, 2016 (Unaudited)	June 30, 2016
Current Assets
Cash Inventory	$291 413	483 627
Prepaid expenses	1,100	-
Total Current Assets	$1,804	1,110

Total Assets	$1,804	1,110

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	-	220
Loans – Related party	5,600	100
Total Current Liabilities	$5,600	320

Total Liabilities	$5,600	320

Stockholder’s Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	2,000	2,000
Additional paid in capital	-	-
Accumulated deficit	(5,796)	(1,210)
Total Stockholder’s Equity(Deficit)	$(3,796)	790

Total Liabilities and Stockholder’s Equity(Deficit)	$1,804	1,110

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Condensed Statement of operations

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2016

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015

REVENUES	$2,240	-
Cost of Goods Sold	214	-
Gross Profit	2,026	-

OPERATING EXPENSES
General and Administrative Expenses	6,612	-
TOTAL OPERATING EXPENSES	6,612	-

NET INCOME (LOSS) FROM OPERATIONS	(4,586)	-

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(4,586)	-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	-

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Condensed Statements of cash flows

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2016

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015
OPERATING ACTIVITIES:
Net loss for the period	$(4,586)	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid Expenses	(1,100)	-
Decrease in Inventory	214	-
Decrease in Accounts Payable	(220)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,692)	-

FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Loans – related party	5,500	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,500	-

NET INCREASE IN CASH	(192)	-

Cash, beginning of period	483	-

Cash, end of period	$291	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	-
Income taxes paid	$0	-

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Notes to the condensed financial statements

SEPTEMBER 30, 2016

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Duonas Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 19, 2014 to start business operations concerned with production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. For these purposes we will use equipment purchased from Zhengzhou Xinyu Machinery Co., Ltd. Our office is located at str. Osijek 50, Rijeka, Primorje-Gorski Kotar, Croatia, 51000. Our phone number is +38551215704.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenue as of September 30, 2016. The Company is currently in development stage, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is June 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $291 of cash as of September 30, 2016 and $483 of cash as of June 30, 2016. The Company had no cash equivalents as of September 30, 2016 and June 30, 2016.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establish capitalization of its assets based on dollar amount that are more than $1,000 in value. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $413 in inventory as of September 30, 2016 and $627 as of June 30, 2016.

Prepaid Expenses

The Company had $1,100 in prepaid rent as of September 30, 2016 and no prepaid expenses as of June 30, 2016.

DUONAS CORP.

Notes to the financial statements

SEPTEMBER 30, 2016

(Unaudited)

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

DUONAS CORP.

Notes to the financial statements

SEPTEMBER 30, 2016

(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). For public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. In response to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the Board issued proposed Accounting Standards Update, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. Respondents to the proposed Update overwhelmingly support a deferral. Respondents noted that providing sufficient time for implementation of the guidance in Update 2014-09 is critical to its success. The Board is issuing this Update in consideration of respondents’ feedback, including the timing of when Update 2014-09 was issued, the current status of key standard-setting activities associated with the guidance in Update 2014-09, and the availability of information technology solutions to facilitate the implementation of the guidance in Update 2014-09.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM RELATED PARTY

As of September 30, 2016, our sole director has loaned to the Company $5,600. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,600 as of September 30, 2016 and $100 as of June 30, 2016.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 25, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of September 30, 2016 and as of June 30, 2016.

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has signed lease agreement for a $220 monthly fee. The initial term of the lease shall begin on the 1st day of June 2016, and end on the 1st day of July 2017. The payable in installments is $220 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Duonas Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

General

Duonas Corp. was incorporated in the State of Nevada on September 19, 2014 and established a fiscal year end of June 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations concerned with production of decor pieces and living accessories made from concrete, such as: different sculptures, bookends, candle holders, billets for clocks, vases of different shapes and forms, planters; and subsequent selling thereof. We have plans to start our operations in the nearest time. As of today, we have developed our business plan and executed an Office Lease Agreement, dated May 17, 2016 and Equipment Purchase Agreement, dated May 10, 2016. Our office is located at str. Osijek 50, Rijeka, Primorje-Gorski Kotar, Croatia, 51000. Our telephone number is 38551215704.

Our Business

The newcomer design label comes forth with a new, fresh product line in pieces of decor and living accessories. The strength of these products lies in their clarity, their apparent stability and sophisticated simplicity. Elaborately handcrafted, the gray mass transforms into pruritic geometric solids: vase, candleholder, planter, which are delicate, unobtrusive, reduced, and essential.

The components such as sand, cement and water are as simple and unobtrusive as the end result. In its conventional use and application, concrete is often monumental, immense and imposing. During the course of complex work steps, we turn this grey mass into pruritic, geometric living accessories and pieces of decor.

We plan to commence operations in production of decor pieces and living accessories made from concrete, such as: different sculptures, bookends, candle holders, billets for clocks, vases of different shapes and forms, planters; and subsequent selling thereof. In the next 12 months after completion of our offering we intend to offer our services to clients in Croatia.

We are working with small items (e.g. candle holders or vases); we plan to create high quality decorations for the house, for the office and for the backyard in future. Our items can be used for design, decoration and planning necessary space. Mr. Beinars will perform our design services. We anticipate that our potential clients or client agencies will execute contracts with us regarding our services in decorative field. We are going to work with wide range of clients from usual family, which wants to make their home and office look cozier, to interior designers, who want to please and satisfy their clients. Concrete is a versatile material and it is easy to make different decorative items from it. Such items can made simple things look more original.

We intend to provide several basic types of items:

•         Decorative sculptures;

•         Bookends;

•         Candle holders;

•         Billets for clocks

•         Vases;

•         Planters;

We plan to offer different items to help our client decorate their homes and offices to make them look original and cozier. By our philosophy, it is very important to suggest our clients the professional vision of decoration of living areas and working where they will spend their daily live. In the future our clients will have an ability to choose any product they like from our website (www.duonascorp.com). We will finish goods and we want to sale them via our website.

Potential clients

We plan to commence operations in decorative field and to be responsible for the concept decorative vision of homes and offices of our clients. Our potential clients will include interior designers, home renovators and homeowners. We intend to participate in local and national interior decor competition in order to take part in significant projects and spread the business in Croatia and other countries when and if we have funds available to expand our business.

Competition and potential customers

Winning customers will be critical to our ability to grow our business. We are a new and un-established company, have a weak competitive position in the industry and have not yet earned any revenues. We have an operational loss of $5,796 as  of September 30, 2016. We need capital to carry out our current business plan. We also anticipate that we will require additional financing in order to execute our business plan. We may not have sufficient financing to sustain our current operations. Our sole officer and director, Vladyslav Beinars, has verbally agreed to loan the company funds to sustain our current operations. However, Mr. Beinars has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Many of the companies with whom we compete have greater financial and technical resources than those available to us. It is uncertain whether services offered by us will achieve and sustain high levels of demand and market acceptance.

The market competition of Croatia can be evaluated as a high. There are several large well-established companies, which provide similar service: Industrial Republic and Iklarica. That is why we plan to concentrate in small and middle-scale sized items. Our competitors include all interior decor service in residential design throughout Croatia. In order to be more or less successful in the existing stiff condition we will provide a new vision of modern houses’ decorations which are characterized by using unusual materials, environment friendly technologies and out of the ordinary appearance. Also we will make competitive price for our work in order to get more clients.

Duoans Corp. is going to cooperate with many companies. Some of them are direct manufacturers of furniture for the home and garden. Such companies often seek the help of scenery objects. Some of them are – “Eko-linija” and “Cadoro namještaj”. In addition, we are going to be exhibited in other stores of our partners, like a “MojEnterijer” and “Marketcentar”.  We will use also the opportunity to be exposed in large shopping malls such as “Namjestaj-intermod”, “UrediSvojDom” and “Ikea”.

Duonas Corp. has not yet entered the market and has no market penetration to date. Once we have entered the market, we will be one of many participants in the business of providing decorative services. Many established, yet well financed entities are currently active in the business of providing such services. Nearly all Duonas Corp.’s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than us. We are, consequently, at a competitive disadvantage in being able to provide such services and become a successful company in the interior decor industry. Therefore, Duonas Corp. may not be able to establish itself within the industry at all.

Marketing

Our sole officer and director, Vladyslav Beinars, will be responsible for marketing of our services. The marketing and advertising will be targeted to small businesses, interior designers, home renovators, homeowners and various sectors, which have need of interior decor. Our methods of communication will include: phone calls, email, and regular mail. We will ask our satisfied clients for referrals. We will also promote our services through word of mouth. We will be targeting clients in Croatia. We plan to develop a website to market, display and sell our services. One of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and cost effective way. We have plans to hire marketing company which will help us to use the following online marketing tools to direct traffic to our website and identify potential:

Banner advertising: New technologies have given to online advertisement customization capabilities when it comes to banner advertising. Advertisers now have the ability to have their banner ads appear on pages devoted to certain types of content. We can have our ad appear on a site only when it is presenting an article on the decor industry.

Organic Search: The remainder of the search results page is made up of organic or “natural” search results. These listings are generated based on the HTML tags and relevant content found in a website. By specifically tailoring these elements, we can focus on particular audiences in a similar fashion as Pay-Per-Click.

As of the date of this prospectus we have registered domain name for our website (www.duonascorp.com). To accomplish this, we plan to contract an independent web designing company. Our website describes our advantages, show our contact information, and include some general information. We intend to attract traffic to our website by a variety of online marketing tactics mentioned above. We intend to promote our website by displaying it on our promotion materials. We will also promote our services through word of mouth and use internet promotion tools on Facebook, MySpace and Twitter to advertise our company and create links to our website. To enhance advertising of our services we plan to keep improving and developing our website to make it as “user friendly” as possible.

Even if we are able to obtain sufficient number of customers using our services, there is no guarantee that it will cover our costs and that we will be able retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue it would materially affect our financial condition and our business could be harmed.

Contracts

We have executed an Office Lease Agreement with Lucia Dericrava, dated May 17, 2016. According to the agreement, Duonas Corp. leases an office for the production of decor pieces and living accessories. Also we have executed an Equipment Purchase Agreement with Zhengzhou Xinyu Machinery Co., Ltd., dated May 10, 2016. According to the agreement, Duonas Corp. purchased equipment and raw materials for the production of decor pieces and living accessories. We have executed a Verbal Agreement with our sole officer and director Vladyslav Beinars. According to agreement President has verbally agreed to loan to the Company needed funds, which can be deemed for the purpose of the Corporation’s needs.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer, Vladyslav Beinars.

Offices

Our office is located at str. Osijek 50, Rijeka, Primorje-Gorski Kotar, Croatia, 51000. Our phone number is 38551215704.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month ended September 30, 2016 and 2015:

Revenue and cost of goods sold

For the three month period ended September 30, 2016 the Company generated total revenue of $2,240 and $0 for the three month period ended September 30, 2015 from selling products to the customer. The cost of goods sold for the three month period ended September 30, 2016 was $214 and $0 for the three month period ended September 30, 2015, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three month period ended September 30, 2016, were $6,612 and $0 for the three month period ended September 30, 2015. The operating expenses for the three month period ended September 30, 2016 included bank charges of $294; computer and Internet Expenses of $310; professional audit fees of $4,898; professional legal fees of $450 and a rent expense of $660.

Net Loss

The net loss for the three month period ended September 30, 2016 was $4,586. There were no results for the three month period ended September 30, 2015.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2016, the Company had cash of $291 ($483 as of June 30, 2016). Furthermore, the Company had a working capital deficit of $3,796 ($790 as of June 30, 2016). The increase in working capital deficit is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the three month period ended September 30, 2016, the Company used $5,692 of cash in operating activities due to its net loss and increase in prepaid expenses of $1,100, decrease in inventory of $214 and decrease in accounts payable of $220.  During the three month period ended September 30, 2015, the Company used no cash in operating activities.

During the three month period ended September 30, 2016 and three month period ended September 30, 2015, the Company used no cash in investing activities.

During the three month period ended September 30, 2016, the Company generated $5,500 cash in financing activities and no cash during three month period ended September 30, 2015.

We are attempting to raise funds to proceed with our plan of operation. We will have to utilize funds from Vladyslav Beinars, our sole officer and director, who has verbally agreed to loan the company funds to complete the registration process. However, Mr. Beinars has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. To proceed with our operations within 12 months, we need a minimum of $30,000.We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. We will attempt to raise at least the minimum funds necessary to proceed with our plan of operation. In a long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our auditors have issued a “going concern” opinion, meaning that there is a doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $7,000.

Management believes that recent global crisis has caused disruption and volatility in decor industry. This volatility poses the most significant challenges to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception of $2,240. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.       We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.       We did not maintain appropriate cash controls – As of September 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.       We did not implement appropriate information technology controls – As at September 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three and nine months ended September 30, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three and nine months ended September 30, 2016.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rijeka, Croatia on October 17, 2016.

DUONAS CORP.

By:	/s/	Vladyslav Beinars
	Name:	Vladyslav Beinars
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)