Form 10-Q
period 2017-01-30
Duonas Corp.
filed 2017-01-30
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-213314

DUONAS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3270 (Primary Standard Industrial Classification Code Number)	35-2518128 (I.R.S. Employer Identification Number)

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

Yes [X] No [  ]

As of January 20, 2017 there were 2,734,900 shares outstanding of the registrant’s common stock.

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

DUONAS CORP.

Condensed Balance sheets

AS OF DECEMBER 31, 2016 AND JUNE 30, 2016

ASSETS	December 31, 2016 (Unaudited)	June 30, 2016
Current Assets
Cash Inventory	$5,327 2,235	483 627
Prepaid expenses	11,900	-
Total Current Assets	$19,462	1,110

Total Assets	$19,462	1,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	220
Loans – Related party	5,600	100
Total Current Liabilities	$5,600	320

Total Liabilities	$5,600	320

Stockholder’s Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,734,900 and 2,000,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	2,735	2,000
Additional paid in capital	21,267	-
Accumulated deficit	(10,140)	(1,210)
Total Stockholder’s Equity	$13,862	790

Total Liabilities and Stockholder’s Equity	$19,462	1,110

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Condensed Statement of operations

THREE AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015	Six months ended December 31, 2016	Six months ended December 31, 2015

REVENUES	$2,000	-	4,240	-
Cost of Goods Sold	144	-	358	-
Gross Profit	1,856	-	3,882	-

OPERATING EXPENSES
General and Administrative Expenses	6,200	-	12,812	-
TOTAL OPERATING EXPENSES	6,200	-	12,812	-

NET INCOME (LOSS) FROM OPERATIONS	(4,344)	-	(8,930)	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(4,344)	-	(8,930)	-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	-	(0.00)	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,448,550	-	2,224,275	-

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Condensed Statements of cash flows

SIX MONTHS PERIOD ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	Six months ended December 31, 2016	Six months ended December 31, 2015
OPERATING ACTIVITIES:
Net loss for the period	$(8,930)	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid Expenses	(11,900)	-
Increase in Inventory	(1,608)	-
Decrease in Accounts Payable	(220)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(22,658)	-

FINANCING ACTIVITIES:
Loans – related party	5,500 22,002	- -
Proceeds from sales of common stock
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,502	-

NET INCREASE IN CASH	4,844	-

Cash, beginning of period	483	-

Cash, end of period	$5,327	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Notes to the condensed financial statements

DECEMBER 31, 2016

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenue as of December 31, 2016. The Company is currently in development stage, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,327 of cash as of December 31, 2016 and $483 of cash as of June 30, 2016. The Company had no cash equivalents as of December 31, 2016 and June 30, 2016.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,235 in inventory as of December 31, 2016 and $627 as of June 30, 2016.

Prepaid Expenses

The Company had $5,500 in prepaid rent and $6,400 in prepaid equipment as of December 31, 2016 and no prepaid expenses as of June 30, 2016.

DUONAS CORP.

Notes to the financial statements

DECEMBER 31, 2016

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

DECEMBER 31, 2016

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

Note 4 – LOAN FROM RELATED PARTY

As of December 31, 2016, our sole director has loaned to the Company $5,600. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,600 as of December 31, 2016 and $100 as of June 30, 2016.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 25, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

During October 2016 there were issued 281,400 shares of common stock for cash proceeds of $8,397 at $0.03 per share.

During November 2016 there were issued 453,500 shares of common stock for cash proceeds of $13,605 at $0.03 per share.

There were 2,734,900 and 2,000,000 shares of common stock issued and outstanding as of December 31, 2016 and as of June 30, 2016.

DUONAS CORP.

Notes to the financial statements

DECEMBER 31, 2016

(Unaudited)

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

Competition and potential customers

Winning customers will be critical to our ability to grow our business. We are a new and un-established company, have a weak competitive position in the industry and have not yet earned any revenues. We have an operational loss of $10,140 as of December 31, 2016. We need capital to carry out our current business plan. We also anticipate that we will require additional financing in order to execute our business plan. We may not have sufficient financing to sustain our current operations. Our sole officer and director, Vladyslav Beinars, has verbally agreed to loan the company funds to sustain our current operations. However, Mr. Beinars has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Many of the companies with whom we compete have greater financial and technical resources than those available to us. It is uncertain whether services offered by us will achieve and sustain high levels of demand and market acceptance.

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

Duoans Corp. is going to cooperate with many companies. Some of them are direct manufacturers of furniture for the home and garden. Such companies often seek the help of scenery objects. Some of them are – “Eko-linija” and “Cadoro namjeљtaj”. In addition, we are going to be exhibited in other stores of our partners, like a “MojEnterijer” and “Marketcentar”.  We will use also the opportunity to be exposed in large shopping malls such as “Namjestaj-intermod”, “UrediSvojDom” and “Ikea”.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six month ended December 31, 2016 and 2015:

Revenue and cost of goods sold

For the three month period ended December 31, 2016 the Company generated total revenue of $2,000 and $0 for the three month period ended December 31, 2015 from selling products to the customer. The cost of goods sold for the three month period ended December 31, 2016 was $144 and $0 for the three month period ended December 31, 2015, which represent the cost of raw materials.

For the six month period ended December 31, 2016 the Company generated total revenue of $4,240 and $0 for the six month period ended December 31, 2015 from selling products to the customer. The cost of goods sold for the six month period ended December 31, 2016 was $358 and $0 for the six month period ended December 31, 2015, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three month period ended December 31, 2016, were $6,200 and $0 for the three month period ended December 31, 2015. The operating expenses for the three month period ended December 31, 2016 included bank charges of $860; purchase of assets of $2,480; professional audit fees of $1,750; professional legal fees of $450 and a rent expense of $660.

Total operating expenses for the six month period ended December 31, 2016, were $12,812 and $0 for the six month period ended December 31, 2015. The operating expenses for the six month period ended December 31, 2016 included bank charges of $1,154; computer and internet expenses of $310; purchase of assets of $2,480; professional audit fees of $6,648; professional legal fees of $900 and a rent expense of $1,320.

Net Loss

The net loss for the three month period ended December 31, 2016 was $4,344. There were no results for the three month period ended December 31, 2015.

The net loss for the six month period ended December 31, 2016 was $8,930. There were no results for the six month period ended December 31, 2015.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2016, the Company had cash of $5,327 ($483 as of June 30, 2016). The Company had   total stockholder’s equity of $13,862 ( $790 as of June 30, 2016). The increase in stockholder’s equity is due to proceeds from sales of common stocks.

During the six month period ended December 31, 2016, the Company used $22,658 of cash in operating activities due to its net loss and increase in prepaid expenses of $11,900, increase in inventory of $1,608 and decrease in accounts payable of $220.  During the six month period ended December 31, 2015, the Company used no cash in operating activities.

During the six month period ended December 31, 2016 and six month period ended December 31, 2015, the Company used no cash in investing activities.

During the six month period ended December 31, 2016, the Company generated $27,502 cash in financing activities and no cash during six month period ended December 31, 2015.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception of $4,240. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

No unregistered sales of equity securities took place during the six months ended December 31, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rijeka, Croatia on January 30, 2017.

DUONAS CORP.

By:	/s/	Vladyslav Beinars
	Name:	Vladyslav Beinars
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)