Form 10-Q/A
period 2017-03-31
Duonas Corp.
filed 2017-05-09
CIK 1680935

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the nine months ended March 31, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended March 31, 2017.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rijeka, Croatia on May  9, 2017.

DUONAS CORP.

By:	/s/	Vladyslav Beinars
	Name:	Vladyslav Beinars
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)