Form 10-K
period 2017-06-30
Duonas Corp.
filed 2017-09-01
CIK 1680935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-213314

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,734,900 common shares issued and outstanding as of June 30, 2017.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Competition and potential customers

Winning customers will be critical to our ability to grow our business. We are a new and un-established company, have a weak competitive position in the industry and have $12,077 revenues. Accumulated deficit was $7,108 as of June 30, 2017. We need capital to carry out our current business plan. We also anticipate that we will require additional financing in order to execute our business plan. We may not have sufficient financing to sustain our current operations. Our sole officer and director, Vladyslav Beinars, has verbally agreed to loan the company funds to sustain our current operations. However, Mr. Beinars has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Many of the companies with whom we compete have greater financial and technical resources than those available to us. It is uncertain whether services offered by us will achieve and sustain high levels of demand and market acceptance.

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

Contracts

We have executed an Office Lease Agreement with Branko Markos, dated May 19, 2016. According to the agreement, Duonas Corp. leases an office for the production of decor pieces and living accessories. Also we have executed an Equipment Purchase Agreement with Zhengzhou Xinyu Machinery Co., Ltd.. According to the agreement, Duonas Corp. purchased equipment and raw materials for the production of decor pieces and living accessories. We have executed a Verbal Agreement with our sole officer and director Vladyslav Beinars. According to agreement President has verbally agreed to loan to the Company needed funds, which can be deemed for the purpose of the Corporation’s needs. We have signed two contracts with our customers Decoric Ltd. and HouseDec Ltd. The total amount of sales to Decoric Ltd. was $7,270 and HouseDec Ltd. $4,807.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2017, no shares of our common stock have traded.

Number of Holders

As of June 30, 2017, the 2,734,900 issued and outstanding shares of common stock were held by a total of 36 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2017 and 2016.

Recent Sales of Unregistered Securities

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

There were 2,734,900 and 2,000,000 shares of common stock issued and outstanding as of June 30, 2017 and as of June 30, 2016.

Purchase of our Equity Securities by Officers and Directors

On April 25, 2016, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Vladyslav Beinars, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JUNE 30, 2017 COMPARED TO JUNE 30, 2016

Revenue

We recognized revenue of $12,077 for the year ended June 30, 2017, compare to $0 for the year ended June 30, 2016. Our Cost of Goods Sold was $2,480 for the year ended June 30, 2017 compare to $0 for the year ended June 30, 2016. Our Gross profit was $9,597 for the year ended June 30, 2017 compare to $0 for the year ended June 30, 2016. These revenues in 2017 related to the sales to our customers.

Operating expenses

Total operating expenses for the year ended June 30, 2017 were $35,457 compared to $1,210 for the year ended June 30, 2016. Our operating expenses consisted of bank service charges $1,407 (June 30, 2016 - $77), computer and internet expenses $310 (June 30, 2016 - $0), depreciation expense $380 (June 30, 2016 - $0), assets of low unit cost $2,480 (June 30, 2016 - $913), professional audit fees $10,148 (June 30, 2016 - $0); professional legal fees $900 (June 30, 2016 - $0), professional fees other $17,191 (June 30, 2016 - $0),  rent expense $2,640 (June 30, 2016 - $220). Expenses incurred during the fiscal year ended June 30, 2017 as compared to the year ended June 30, 2016 increased primarily due to the increased scale and scope of business operations.

Net Losses

The net loss for the fiscal year ended June 30, 2017 was $25,860, compare to $1,210 for the fiscal year ended June 30, 2016, due to the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2017, our total assets were $18,428 comprised of cash $3,027, inventory $5,201, prepaid expenses $4,180 and net fixed assets $6,020. Our total liabilities were $21,496 comprised of a loan from director. As of June 30, 2016, our total assets were $1,110 comprised of cash $483, inventory $627. Our total liabilities were $320 comprised of a loan from director $100 and $220 of accounts payable.

Shareholders’ equity has decreased from $790 as of June 30, 2016 to a deficit of $3,068 as of June 30, 2017. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $27,070 as of June 30, 2017 compare to $1,210 as of June 30, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended June 30, 2017 and June 30, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended June 30, 2017, net cash flows used in operating activities was $33,558 compared to $1,617 for June 30, 2016 . Increase in operating cash is due to increase in operating activity of the Company,  increase in general and administrative expenses.

Cash Flows from Investing Activities

We have used $6,400 in investing activities  for purchase of equipment for the fiscal year ended June 30, 2017, and $0 as of June 30, 2016.

Cash Flows from Financing Activities

For the fiscal year ended June 30, 2017, net cash from financing activities was $42,502 consisting of share issuance $22,002, and a loan from a director $20,500. For the fiscal year ended June 30, 2016, net cash from financing activities was $2,100 consisting of share issuance $2,000 and a loan from a director $100.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve months period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock, from selling our products and from our sole officer and director loan.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

DUONAS CORP.

FINANCIAL STATEMENTS

For the Years Ended June 30, 2017 and June 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Duonas Corp.

We have audited the accompanying balance sheets of Duonas Corp. as of June 30, 2017 and 2016, and the related statement of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duonas Corp. as of June 30, 2017 and 2016 and the related statement of operations, changes in stockholders’ equity and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and earnings since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes achieving profitable operations and raising additional funds. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Diamond Bar, CA

September 1, 2017

DUONAS CORP.

Balance sheets

AS OF JUNE 30, 2017 AND 2016

ASSETS	June 30, 2017	June 30, 2016
Current Assets
Cash Inventory	$3,027 5,201	483 627
Prepaid expenses	4,180	-
Total Current Assets	$12,408	1,110
Fixed Assets
Equipment, net	$6,020	-
Total Fixed Assets	$6,020	-
Total Assets	$18,428	1,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	896	220
Loans – Related party	20,600	100
Total Current Liabilities	$21,496	320
Total Liabilities	$21,496	320

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,734,900 and 2,000,000 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	2,735	2,000
Additional paid in capital	21,267	-
Accumulated deficit	(27,070)	(1,210)
Total Stockholder’s Equity (Deficit)	$(3,068)	790

Total Liabilities and Stockholder’s Equity	$18,428	1,110

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Statement of operations

YEARS ENDED JUNE 30, 2017 AND 2016

	Year ended June 30, 2017	Year ended June 30, 2016

REVENUES	$12,077	-
Cost of Goods Sold	2,480	-
Gross Profit	9,597	-

OPERATING EXPENSES
General and Administrative Expenses	35,457	1,210
TOTAL OPERATING EXPENSES	35,457	1,210

NET INCOME (LOSS) FROM OPERATIONS	(25,860)	(1,210)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(25,860)	(1,210)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,477,489	367,123

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Statement of changes in stockholder’s equity

YEARS ENDED JUNE 30, 2017 AND 2016

	Common Stock		Additional Paid-in	Deficit Accumulated	Total Stockholders’
	Shares	Amount	Capital		Equity

Balance, June 30, 2015	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on April 25, 2016	2,000,000	2,000	-	-	2,000

Net loss for the year ended June 30, 2016	-	-	-	(1,210)	(1,210)

Balance, June 30, 2016	2,000,000	$2,000	$-	$(1,210)	$790
Shares issued for cash	734,900	735	21,267	-	22,002

Net loss for the year ended June 30, 2017	-	-	-	(25,860)	(25,860)

Balance, June 30, 2017	2,734,900	$2,735	$21,267	$(27,070)	$(3,068)

Accompanying notes are an integral part of these financial statements

DUONAS CORP.

Statements of cash flows

YEARS ENDED JUNE 30, 2017 AND 2016

	Year ended June 30, 2017	Year ended June 30, 2017
OPERATING ACTIVITIES:
Net loss for the period	$(25,860)	(1,210)
Depreciation	380	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid Expenses	(4,180)	-
Increase in Inventory	(4,574)	(627)
Increase in Accounts Payable	676	220
CASH FLOWS USED IN OPERATING ACTIVITIES	(33,558)	(1,617)

INVESTING ACTIVITIES:
Purchase of equipment	(6,400)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,400)	-

FINANCING ACTIVITIES:
Loans – related party	20,500	100
Proceeds from sales of common stock	22,002	2,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	42,502	2,100

NET INCREASE IN CASH	2,544	483

Cash, beginning of period	483	-

Cash, end of period	$3,027	483

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

Accompanying notes are an integral part of these condensed financial statements

DUONAS CORP.

Notes to the condensed financial statements

JUNE 30, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $12,077 revenue as of June 30, 2017. The Company is currently in development stage, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,027 of cash as of June 30, 2017 and $483 of cash as of June 30, 2016. The Company had no cash equivalents as of June 30, 2017 and June 30, 2016.

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

Inventories

Inventories are stated at lower of cost or net realizable value. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $5,201 in inventory as of June 30, 2017 and $627 as of June 30, 2016. Inventory consists of raw materials.

Prepaid Expenses

The Company had $4,180 in prepaid rent as of June 30, 2017  and no prepaid expenses as of June 30, 2016. Prepaid rent amortized monthly for $220 per month. The rent is prepaid till January 31, 2019.

DUONAS CORP.

Notes to the financial statements

JUNE 30, 2017

Fixed Assets

The Company records depreciation and amortization when appropriate using straight-line methods over the estimated useful life of the assets. We estimate that the useful life of our equipment is 7 years.

June 30, 2017
Equipment	$6,400
Accumulated Depreciation	$(380)
Net equipment	$6,020

Depreciation expense for the year ended June 30, 2017 and 2016 was $380 and nil, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

DUONAS CORP.

Notes to the financial statements

JUNE 30, 2017

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

Note 4 – LOAN FROM RELATED PARTY

As of June 30, 2017, our sole director has loaned to the Company $20,600. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $20,600 as of June 30, 2017 and $100 as of June 30, 2016.

DUONAS CORP.

Notes to the financial statements

JUNE 30, 2017

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

There were 2,734,900 and 2,000,000 shares of common stock issued and outstanding as of June 30, 2017 and as of June 30, 2016.

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has signed lease agreement for a $220 monthly fee. The initial term of the lease shall begin on the 1st day of June 2016 and was extended till July 1, 2020. The payable in installments is $220 per month. The rent is prepaid till January 31, 2019.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits

As of June 30, 2017 the Company had net operating loss carry forwards of approximately $27,070 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2017 was approximately $9,203. The net change in valuation allowance during the year ended June 30, 2017 was $8,792. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2017 and 2016.  The Company has not filed its income tax return for the years ended June 30, 2017 and 2016.

The provision for Federal income tax consists of the following:

	As of June 30, 2017	As of June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(9,203)	(411)
Valuation allowance	$9,203	411
Net deferred tax assets	$-	-

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Vladyslav Beinars, Bosket st. 17, 51000, Rijeka, Croatia	29	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Vladyslav Beinars has acted as our President, Treasurer, Secretary and sole Director since our incorporation on September 19, 2014. Mr. Beinars owns 73%  of the outstanding shares of our common stock. Our President has worked for “BetonPlastik” and “Croston” Croatian companies for the past five years, which are engaged in the similar business as our company does.

Mr. Beinars intends to devote 20 hours a week of his time to planning and organizing activities of Duonas Corp. Our sole officer and director, Vladyslav Beinars, has agreed to commit more time to our operations as required if the Company’s operations grow and require more of his participation.

During the past ten years, Mr. Beinars has not been the subject to any of the following events:

  Any bankruptcy petition filed by or against any business of which Mr. Beinars was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
  An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Beinars’s involvement in any type of business, securities or banking activities.
  Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.          Any Federal or State securities or commodities law or regulation; or

ii.        Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.      Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.      Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Vladyslav Beinars, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of June 30, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vladyslav Beinars President, Secretary and Treasurer	September 19, 2014 to June 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Beinars currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of June 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vladyslav Beinars	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Vladyslav Beinars str. Osijek 50, Rijeka, Primorje-Gorski Kotar, Croatia, 51000	2,000,000 shares of common stock (direct)	73%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Item 13. Certain Relationships and Related Transactions

Vladyslav Beinars will not be paid for any underwriting services that he performs on our behalf with respect to this offering.

On April 25, 2016, we issued a total of 2,000,000 shares of restricted common stock to Vladyslav Beinars, our sole officer and director in consideration of $2,000. Further, Mr. Beinars has advanced funds to us. As of June 30, 2017, Mr. Beinars advanced us $20,600. Mr. Beinars will not be repaid from the proceeds of this offering. Mr. Beinars will be repaid from the revenues of the Company if the Company generates so. There is no due date for the repayment of the funds advanced by Mr. Beinars. Mr. Beinars will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Beinars does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Beinars or the repayment of the funds to Mr. Beinars. The entire transaction was oral. We have a verbal agreement with Mr. Beinars that, if necessary, he will loan the company funds to complete the registration process. However, Mr. Beinars has no obligation to loan such funds to us and that there is no guarantee that he will loan such funds to us.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2017, we incurred approximately $10,148 in fees to our principal independent  accountants for professional services rendered in connection with the audit of our June 30, 2016 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2016, December 30, 2016, and March 31, 2017.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rijeka, Croatia on September 1, 2017.

DUONAS CORP.

By:	/s/	Vladyslav Beinars
	Name:	Vladyslav Beinars
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)