Form 10-Q
period 2017-09-30
Duonas Corp.
filed 2017-10-23
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2017

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

Yes [X] No [  ]

As of September 30, 2017 there were 2,734,900 shares outstanding of the registrant’s common stock.

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

DUONAS CORP.

Balance sheets

AS OF SEPTEMBER 30, 2017 AND JUNE 30, 2017

ASSETS	September 30, 2017 (Unaudited)	June 30, 2017
Current Assets
Cash Inventory	$1,525 4,693	3,027 5,201
Prepaid expenses	3,520	4,180
Total Current Assets	9,738	12,408

Equipment, net	5,791	6,020
Total Non-Current Assets	5,791	6,020
Total Assets	$15,529	18,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	896
Loans – Related party	31,100	20,600
Total Current Liabilities	31,100	21,496
Total Liabilities	31,100	21,496

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,734,900 issued and outstanding as of 9/30/2017 and 6/30/2017	2,735	2,735
Additional paid in capital	21,267	21,267
Accumulated deficit	(39,573)	(27,070)
Total Stockholder’s Equity	(15,571)	(3,068)

Total Liabilities and Stockholder’s Equity	$15,529	18,428

Accompanying notes are an integral part of these unaudited condensed financial statements

DUONAS CORP.

Statements of operations

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016

Revenues	$1,500	2,240
Cost of Goods Sold	508	214
Gross Profit	992	2,026

General and Administrative Expenses	14,391	6,612
TOTAL OPERATING EXPENSES	14,391	6,612

NET LOSS FROM OPERATIONS	(13,399)	(4,586)

Provision for Income Taxes	-	-

NET LOSS	$(13,399)	(4,586)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,734,900	2,000,000

Accompanying notes are an integral part of these unaudited condensed financial statements

DUONAS CORP.

Statements of cash flows

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016
OPERATING ACTIVITIES:
Net loss for the period	$(13,399)	(4,586)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	229	-

Prepaid expenses	660	(1,100)
Inventory	508	214
Accounts payable	-	(220)
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,002)	(5,692)

FINANCING ACTIVITIES:
Loans – related party	10,500	5,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,500	5,500

NET DECREASE IN CASH	(1,502)	(192)

Cash, beginning of period	3,027	483

Cash, end of period	$1,525	291

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

Accompanying notes are an integral part of these unaudited condensed financial statements

DUONAS CORP.

Notes to the financial statements

SEPTEMBER 30, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company only had $1,500 revenue for the three months ended September 30, 2017. The Company is currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed financial statements of Duonas Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”) on September 1, 2017. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s yearend is June 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,525 of cash as of September 30, 2017 and $3,027 of cash as of June 30, 2017. The Company had no cash equivalents as of September 30, 2017 and June 30, 2017.

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

DUONAS CORP.

Notes to the financial statements

SEPTEMBER 30, 2017

(Unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is defined as the expected selling price in the ordinary course of business minus the cost of completion, disposal, and transportation. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $4,693 in inventory as of September 30, 2017 and $5,201 as of June 30, 2017.

Prepaid Expenses

The Company had $3,520 in prepaid rent as of September 30, 2017 and $4,180 in prepaid rent as of June 30, 2017. Prepaid rent amortized monthly for $220 per month. The rent is prepaid till January 31, 2019.

Fixed Assets

The Company records depreciation and amortization when appropriate using straight-line methods over the estimated useful life of the assets. We estimate that the useful life of our equipment is 7 years.

September 30, 2017
Equipment	$6,400
Accumulated Depreciation	$(609)
Net equipment	$5,791

Depreciation expense for the three months ended September 30, 2017 and 2016 was $229 and nil, respectively.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

DUONAS CORP.

Notes to the financial statements

SEPTEMBER 30, 2017

(Unaudited)

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

Note 4 – LOAN FROM RELATED PARTY

As of September 30, 2017, our sole director has loaned to the Company $31,100. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $31,100 as of September 30, 2017 and $20,600 as of June 30, 2017.

DUONAS CORP.

Notes to the financial statements

SEPTEMBER 30, 2017

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

There were 2,734,900 and 2,734,900 shares of common stock issued and outstanding as of September 30, 2017 and as of June 30, 2017.

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has signed lease agreement for a $220 monthly fee. The initial term of the lease shall begin on the 1st day of June 2016 and was extended till July 1, 2020. The payable in installments is $220 per month. The rent is prepaid till January 31, 2019.

Period	June 1, 2016-July 1, 2017	June 1, 2017- July 1, 2018	June 1, 2018- July 1, 2019	June 1, 2019- July 1, 2020
Commitment, USD	$2,640	$2,640	$2,640	$2,640

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

General

Duonas Corp. was incorporated in the State of Nevada on September 19, 2014 and established a fiscal year end of June 30. We have $13,577 revenues, have incurred losses since inception. We are a company formed to commence operations concerned with production of decor pieces and living accessories made from concrete, such as: different sculptures, bookends, candle holders, billets for clocks, vases of different shapes and forms, planters; and subsequent selling thereof. As of today, we have developed our business plan and executed an Office Lease Agreement, dated May 17, 2016 and Equipment Purchase Agreement, dated May 10, 2016. Our office is located at str. Osijek 50, Rijeka, Primorje-Gorski Kotar, Croatia, 51000. Our telephone number is 38551215704.

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

  Decorative sculptures;
  Bookends;
  Candle holders;
  Billets for clocks
  Vases;
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

Competition and potential customers

Winning customers will be critical to our ability to grow our business. We are a new and un-established company, have a weak competitive position in the industry and have $1,500 revenues for the three months ended September 30, 2017. Accumulated deficit was $39,573 as of September 30, 2017. We need capital to carry out our current business plan. We also anticipate that we will require additional financing in order to execute our business plan. We may not have sufficient financing to sustain our current operations. Our sole officer and director, Vladyslav Beinars, has verbally agreed to loan the company funds to sustain our current operations. However, Mr. Beinars has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Many of the companies with whom we compete have greater financial and technical resources than those available to us. It is uncertain whether services offered by us will achieve and sustain high levels of demand and market acceptance.

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

As of the date we have registered domain name for our website (www.duonascorp.com). To accomplish this, we plan to contract an independent web designing company. Our website describes our advantages, show our contact information, and include some general information. We intend to attract traffic to our website by a variety of online marketing tactics mentioned above. We intend to promote our website by displaying it on our promotion materials. We will also promote our services through word of mouth and use internet promotion tools on Facebook, MySpace and Twitter to advertise our company and create links to our website. To enhance advertising of our services we plan to keep improving and developing our website to make it as “user friendly” as possible.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2017 and 2016:

Revenue and cost of goods sold

For the three months period ended September 30, 2017 the Company generated total revenue of $1,500 and $2,240 for the three month period ended September 30, 2016 from selling products to the customer. The cost of goods sold for the three months period ended September 30, 2017 was $508 and $214 for the three months period ended September 30, 2016, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the three month period ended September 30, 2017, were $14,391 and $6,612 for the three month period ended September 30, 2016. The operating expenses for the three month period ended September 30, 2017 included advertising expense of $4,000; bank charges of $206; depreciation of $229; assets of low unit cost of $2,510;  professional audit fees of $5,023; professional fees other  of $1,763 and a rent expense of $660.

Net Income/Loss

The net loss for the three months period ended September 30, 2017 was $13,399 and $4,586 for the three month period ended September 30, 2016.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2017, the Company had cash of $1,525 ($3,027 as of June 30, 2017). The Company had working deficit of $21,362 ($9,088 as of June 30, 2017). The increase in stockholder’s equity is due to proceeds from sales of common stocks.

During the three month period ended September 30, 2017, the Company used $12,002 of cash in operating activities due to its net loss and decrease in prepaid expenses of $660, decrease in inventory of $508 and depreciation of $229.  During the three month period ended September 30, 2016, the Company used $5,692 of cash in operating activities.

During the three month period ended September 30, 2017 the Company used no of cash in investing activities and no cash during the three month period ended September 30, 2016.

During the three month period ended September 30, 2017, the Company generated $10,500 cash in financing activities and $5,500 of cash during three month period ended September 30, 2016.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated revenues since inception of $13,577. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of September 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at September 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

No unregistered sales of equity securities took place during the three months ended September 30, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended September 30, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rijeka, Croatia on October 23, 2017.

DUONAS CORP.

By:	/s/	Vladyslav Beinars
	Name:	Vladyslav Beinars
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)