Form 10-Q/A
period 2017-09-30
HUAHUI EDUCATION GROUP CORP
filed 2018-02-01
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-213314

HUAHUI EDUCATION GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	3270	35-2518128
(State or Other Jurisdiction of	(Primary Standard Industrial	I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification Number

Block 2, Duo Li Hi Tech Industrial Park, No.9,

Jinlong 1st Road, Baolong Residential District,

Longgang District, Shenzhen.

(86) 17722567599

(Address and telephone number of principal executive offices)

DUONAS CORP.

(Former Name or former address if changed from last report.)

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

Explanatory Note

The purpose of this Amendment No. 1 to Form 10-Q/A for the three months ended September 30, 2017, is to correct the account payable and accumulated deficit.

This Amendment No. 1 to Form 10-Q does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim condensed financial statements of Huahui Education Group Corporation, formerly Duonas Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Balance sheets

AS OF SEPTEMBER 30, 2017 AND JUNE 30, 2017

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$1,525	3,027
Inventory	4,693	5,201
Prepaid expenses	3,520	4,180
Total Current Assets	9,738	12,408

Equipment, net	5,791	6,020
Total Non-Current Assets	5,791	6,020
Total Assets	$15,529	18,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$896	896
Loans – Related party	31,100	20,600
Total Current Liabilities	31,996	21,496
Total Liabilities	31,996	21,496

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,734,900 issued and outstanding as of 9/30/2017 and 6/30/2017	2,735	2,735
Additional paid in capital	21,267	21,267
Accumulated deficit	(40,469)	(27,070)
Total Stockholder’s Equity	(16,467)	(3,068)

Total Liabilities and Stockholder’s Equity	$15,529	18,428

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

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

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of cash flows

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016
OPERATING ACTIVITIES:
Net loss for the period	$(13,399)	(4,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	229	-
Changes in operating assets and liabilities
Prepaid expenses	660	(1,100)
Inventory	508	214
Accounts payable	-	(220)
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,002)	(5,692)

FINANCING ACTIVITIES:
Loans – related party	10,500	5,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,500	5,500

NET DECREASE IN CASH	(1,502)	(192)

Cash, beginning of period	3,027	483

Cash, end of period	$1,525	291

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the financial statements

SEPTEMBER 30, 2017

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 19, 2014 to start business operations concerned with production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. For these purposes we will use equipment purchased from Zhengzhou Xinyu Machinery Co., Ltd. Our office is located at str. Osijek 50, Rijeka, Primorje-Gorski Kotar, Croatia, 51000. Our phone number is +38551215704.

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

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed financial statements of Huahui Education Group Corporation, formerly Duonas Corp. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”) on September 1, 2017. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s yearend is June 30.

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

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establish capitalization of its assets based on dollar amount that are more than $1,000 in value. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

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

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

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

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

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

Period	June 1, 2016- July 1, 2017	June 1, 2017- July 1, 2018	June 1, 2018- July 1, 2019	June 1, 2019- July 1, 2020
Commitment, USD	$2,640	$2,640	$2,640	$2,640

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Huahui Education Group Corporation, formerly Duonas Corp. (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

General

Huahui Education Group Corporation, formerly Duonas Corp. was incorporated in the State of Nevada on September 19, 2014 and established a fiscal year end of June 30. We have $13,577 revenues, have incurred losses since inception. We are a company formed to commence operations concerned with production of decor pieces and living accessories made from concrete, such as: different sculptures, bookends, candle holders, billets for clocks, vases of different shapes and forms, planters; and subsequent selling thereof. As of today, we have developed our business plan and executed an Office Lease Agreement, dated May 17, 2016 and Equipment Purchase Agreement, dated May 10, 2016. Our office is located at str. Osijek 50, Rijeka, Primorje-Gorski Kotar, Croatia, 51000. Our telephone number is 38551215704.

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

We intend to provide several basic types of items:

●	Decorative sculptures;
●	Bookends;
●	Candle holders;
●	Billets for clocks
●	Vases;
●	Planters;

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

Competition and potential customers

Winning customers will be critical to our ability to grow our business. We are a new and un-established company, have a weak competitive position in the industry and have $1,500 revenues for the three months ended September 30, 2017. Accumulated deficit was $40,469 as of September 30, 2017. We need capital to carry out our current business plan. We also anticipate that we will require additional financing in order to execute our business plan. We may not have sufficient financing to sustain our current operations. Our sole officer and director, Vladyslav Beinars, has verbally agreed to loan the company funds to sustain our current operations. However, Mr. Beinars has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Many of the companies with whom we compete have greater financial and technical resources than those available to us. It is uncertain whether services offered by us will achieve and sustain high levels of demand and market acceptance.

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

Huahui Education Group Corporation, formerly Duonas Corp. is going to cooperate with many companies. Some of them are direct manufacturers of furniture for the home and garden. Such companies often seek the help of scenery objects. Some of them are – “Eko-linija” and “Cadoro namjeљtaj”. In addition, we are going to be exhibited in other stores of our partners, like a “MojEnterijer” and “Marketcentar”. We will use also the opportunity to be exposed in large shopping malls such as “Namjestaj-intermod”, “UrediSvojDom” and “Ikea”.

Huahui Education Group Corporation, formerly Duonas Corp. has not yet entered the market and has no market penetration to date. Once we have entered the market, we will be one of many participants in the business of providing decorative services. Many established, yet well financed entities are currently active in the business of providing such services. Nearly all Huahui Education Group Corporation, formerly Duonas Corp.’s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than us. We are, consequently, at a competitive disadvantage in being able to provide such services and become a successful company in the interior decor industry. Therefore, Huahui Education Group Corporation, formerly Duonas Corp. may not be able to establish itself within the industry at all.

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

Contracts

We have executed an Office Lease Agreement with Branko Markos, dated May 19, 2016. According to the agreement, Huahui Education Group Corporation, formerly Duonas Corp. leases an office for the production of decor pieces and living accessories. Also we have executed an Equipment Purchase Agreement with Zhengzhou Xinyu Machinery Co., Ltd.. According to the agreement, Huahui Education Group Corporation, formerly Duonas Corp. purchased equipment and raw materials for the production of decor pieces and living accessories. We have executed a Verbal Agreement with our sole officer and director Vladyslav Beinars. According to agreement President has verbally agreed to loan to the Company needed funds, which can be deemed for the purpose of the Corporation’s needs. We have signed two contracts with our customers Decoric Ltd. and HouseDec Ltd.

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

Liquidity and Capital Resources and Cash Requirements

At September 30, 2017, the Company had cash of $1,525 ($3,027 as of June 30, 2017). The Company had working deficit of $22,257 ($9,088 as of June 30, 2017). The increase in stockholder’s equity is due to proceeds from sales of common stocks.

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

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three months ended September 30, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended September 30, 2017.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Amendment, stating the name change and increasing the authorized shares of capital stock of the Company to 800,000,000, with 700,000,000 common stock and 100,000,000 preferred stock.
3.2	Amended and restated By-Laws, stating the name change on Article 1 Section 1.1. Name

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAHUI EDUCATION GROUP CORPORATION
(fka “Duonas Corp”)

Date: February 1, 2018	By:	/s/Wu Zihua
	Name:	Wu Zihua
	Title:	President
(Principal Executive, Financial and Accounting Officer)

