Form 10-Q
period 2017-12-31
HUAHUI EDUCATION GROUP CORP
filed 2018-02-14
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2017

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

Yes [X] No [  ]

As of February 14, 2018 there were 2,734,900 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim condensed financial statements of Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Balance sheets

AS OF DECEMBER 31, 2017 AND JUNE 30, 2017

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets
Current assets under discontinued operations	$-	12,408
Total Current Assets	-	12,408

Non-Current assets under discontinued operations	-	6,020
Total Non-Current Assets	-	6,020
Total Assets	$-	18,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Related party loan	$2,500	-
Current liabilities under discontinued operations	-	21,496
Total Current Liabilities	2,500	21,496
Total Liabilities	2,500	21,496

Stockholder’s Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 2,734,900 issued and outstanding as of 12/31/2017 and 6/30/2017	2,735	2,735
Additional paid in capital	37,734	21,267
Accumulated deficit	(42,969)	(27,070)
Total Stockholder’s Deficit	(2,500)	(3,068)

Total Liabilities and Stockholder’s Deficit	$-	18,428

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of operations

THREE AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016
REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(2,500)	-	(2,500)	-

TOTAL OPERATING EXPENSES	(2,500)	-	(2,500)	-

LOSS BEFORE INCOME TAX	(2,500)	-	(2,500)	-

INCOME TAX PROVISION	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,500)	-	$(2,500)	-

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(13,399)	(8,930)	(10,899)	(4,344)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	(0.00)	-	(0.00)	-
FROM DISCONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	2,734,900	2,224,275	2,734,900	2,448,550

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of cash flows

SIX MONTHS PERIOD ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	Six months ended December 31, 2017	Six months ended December 31, 2016
OPERATING ACTIVITIES:
Net loss	$(15,899)	$(8,930)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory	5,201	(1,608)
Accounts payable	(896)	(220)
Prepaid expenses	4,180	(11,900)
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,414)	(22,658)

INVESTING ACTIVITIES
Equipment	6,020	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	6,020	-

FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	22,002
Gain on disposal of former business unit	16,467	-
Related party loans	(18,100)	5,500
CASH FLOWS PROVIDED BY/ (USED IN) BY FINANCING ACTIVITIES	(1,633)	27,502

NET INCREASE (DECREASE) IN CASH	(3,027)	4,844

Cash, beginning of period	3,027	483

Cash, end of period	$-	$5,327

SUPPLEMENTAL CASH FLOW INFORMATION AND NON CASH FINANCING ACTIVITIES:
Gain on disposal of former business unit	$16,467	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the financial statements

DECEMBER 31, 2017

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 19, 2014 to start business operations concerned with production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. For these purposes we will use equipment purchased from Zhengzhou Xinyu Machinery Co., Ltd. Our office is located at Block 2, Duo Li Hi Tech Industrial Park, No.9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen. Our phone number is +86 177 2256 7599.

A change of control took place on November 2, 2017 from Vladyslav Beinars. Control was obtained by the sale of 2,000,000 shares of the Company common stock from Mr. Beinars to to CHEN ZHONGPENG, ZHONG SHUIYU, HUANG XIHAN, ZHUANG MEIHUA, HUANG PEINA, HE YANRU, AO YIN, FANG ZHANPENG, HUANG LIMING, HUANG CHUHONG, DU XIAODONG, XIE QIAOHONG, HUANG LIZHEN, ZHANG LIYU, CHEN CHUHUA, XIE MEINA, WANG MEIYUN, XIE NING, ZHANG LIRONG, LI CHAN, OU QIONGJU, HUANG XIJUAN, CHEN YIHAO, CHEN HUILIN, CHEN YULAN, CHEN YIXIONG, YAO QIXIA, HUANG BAOQUAN, XIONG WEI, HUANG CHANGLI and LIN WU. In connection with the transaction, Vladyslav Beinars released the Company from all debts owed.

Through October 22, 2017, the Company’s primary business activity was production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at December 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to October 22, 2017 as discontinued operations.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had nil revenue for the three and six months ended December 31, 2017. The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed financial statements of Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”) on September 1, 2017. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s year end is June 30.

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

Discontinued Operations

The Company follows ASC 205-20, “Discontinued Operations,” to report for disposed or discontinued operations.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the financial statements

DECEMBER 31, 2017

(Unaudited)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the financial statements

DECEMBER 31, 2017

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

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the financial statements

DECEMBER 31, 2017

(Unaudited)

Note 3 – DISCONTINUED OPERATIONS

On November 2, 2017, due to the Changes in Control of Registrant, the Company decided to exit the field of production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof.

The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of the Company for six months ended December 31, 2017 and 2016 which are included in the loss from discontinued operations:

	Six Months Ended December 31
	2017	2016

Revenues	$1,500	$4,240
Cost of Goods Sold	(508)	(358)
Gross Profit	$992	$3,882

General and administrative expense	(14,162)	(12,812)
Depreciation	(229)	-
Total Expense	(14,391)	(12,812)

Provision for income taxes	-	-
Loss from Discontinued Operations, Net of Tax Benefits	$(13,399)	$(8,930)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with the Company as of the October 22, 2017.

October 22, 2017
Loans – Related party	$(31,100)
Cash	1,525
Inventory	3,520
Equipment, net	4,693
Prepaid Expenses	5,790
Account Payable`	(896)
TOTAL	$(16,467)

The following table presents the carrying amounts of the major classes of assets and liabilities associated reported as discontinued operations on our accompanying balance sheets. The carrying amounts of the major classes of assets and liabilities associated with the Company as of the October 22, 2017 is recorded under additional paid in capital.

	December 31, 2017	June 30, 2017
Assets from discontinued operations
Cash	$-	$3,027
Inventory	-	5,201
Prepaid Expenses	-	$4,180
Equipment, net	-	6,020
Total assets from discontinued operations	-	18,428
Current assets from discontinued operations	-	12,408
Non-current assets from discontinued operations	$-	$6,020

Note 4 – LOAN FROM RELATED PARTY

As of December 31, 2017, a director of the Company advanced $2,500, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the financial statements

DECEMBER 31, 2017

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

There were 2,734,900 and 2,734,900 shares of common stock issued and outstanding as of December 31, 2017 and as of June 30, 2017.

Note 6- SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date the Company presented this condensed financial statement.

During the period, the Company did not have any material recognizable subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

General

Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 19, 2014 and established a fiscal year end of June 30. We are a company formed to commence operations concerned with production of decor pieces and living accessories made from concrete, such as: different sculptures, bookends, candle holders, billets for clocks, vases of different shapes and forms, planters; and subsequent selling thereof.

On November 2, 2017, our former sole officer and director, who was the holder of an aggregate of 2,000,000 shares of Common Stock of the Company, sold all 2,000,000 of his shares of Common Stock. Of this amount 2,000,000 shares of Common Stock were purchased from CHEN ZHONGPENG, ZHONG SHUIYU, HUANG XIHAN, ZHUANG MEIHUA, HUANG PEINA, HE YANRU, AO YIN, FANG ZHANPENG, HUANG LIMING, HUANG CHUHONG, DU XIAODONG, XIE QIAOHONG, HUANG LIZHEN, ZHANG LIYU, CHEN CHUHUA, XIE MEINA, WANG MEIYUN, XIE NING, ZHANG LIRONG, LI CHAN, OU QIONGJU, HUANG XIJUAN, CHEN YIHAO, CHEN HUILIN, CHEN YULAN, CHEN YIXIONG, YAO QIXIA, HUANG BAOQUAN, XIONG WEI, HUANG CHANGLI and LIN WU.

The Company ceased our previous operations on the change of control and we are exploring other business opportunities.

Our business office is located at Block 2, Duo Li Hi Tech Industrial Park, No.9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen.. Our telephone number is +(86) 177 2256 7599.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Offices

Our office is located at Block 2, Duo Li Hi Tech Industrial Park, No.9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen. Our phone number is +(86) 177 2256 7599.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2017 and 2016:

Revenue and cost of goods sold

For the three months ended December 31, 2017 and 2016 the Company generated no revenue from continuing operations and cost of goods sold.

Operating expenses

Total operating expenses for the three month period ended December 31, 2017 and 2016, were $2,500 and $0, respectively. The general and administrative expenses for the three months ended December 31, 2017 included the OTC fees of $2,500. The operating expenses for the three month period ended December 31, 2016 was reclassified to discontinued operations due to the change in control.

For the period for the three months ended December 31, 2017, our President, Wu Zihua, paid and absorbed the rental fees.

Discontinued Expenses

Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses.

Loss from discontinued operations for the three months ended December 31, 2017 and 2016 was $10,899 and $4,344, respectively.

Net Income/Loss

The net loss for the three months period ended December 31, 2017 and 2016 was $2,500 and $0, respectively.

Results of Operations for the six months ended December 31, 2017 and 2016:

Revenue and cost of goods sold

For the six months ended December 31, 2017 and 2016 the Company generated no revenue from continuing operations and cost of goods sold.

Operating expenses

Total operating expenses for the six month period ended December 31, 2017 and 2016, were $2,500 and $0, respectively. The general and administrative expenses for the three months ended December 31, 2017 included the OTC fees of $2,500. The operating expenses for the six month period ended December 31, 2016 was reclassified to discontinued operations due to the change in control.

For the period for the six months ended December 31, 2017, our President, Wu Zihua, paid and absorbed the rental fees.

Discontinued Expenses

Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses.

Loss from discontinued operations for the six months ended December 31, 2017 and 2016 was $13,399 and $8,930, respectively.

Net Income/Loss

The net loss for the six months period ended December 31, 2017 and 2016 was $2,500 and $0, respectively.

Liquidity and Capital Resources and Cash Requirements

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the six months ended December 31, 2017, the Company recorded a net loss of $15,899, used cash to fund operating activities from continuing and discontinued operations of $3,491, and at December 31, 2017, had a shareholders’ deficit of $2,500. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the six months ended December 31, 2017, the Company’s former majority shareholder sold the majority of his shares to CHEN ZHONGPENG, ZHONG SHUIYU, HUANG XIHAN, ZHUANG MEIHUA, HUANG PEINA, HE YANRU, AO YIN, FANG ZHANPENG, HUANG LIMING, HUANG CHUHONG, DU XIAODONG, XIE QIAOHONG, HUANG LIZHEN, ZHANG LIYU, CHEN CHUHUA, XIE MEINA, WANG MEIYUN, XIE NING, ZHANG LIRONG, LI CHAN, OU QIONGJU, HUANG XIJUAN, CHEN YIHAO, CHEN HUILIN, CHEN YULAN, CHEN YIXIONG, YAO QIXIA, HUANG BAOQUAN, XIONG WEI, HUANG CHANGLI and LIN WU. The new management’s plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company. The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the six months ended December 31, 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

For the six months ended December 31, 2017, cash flow used in operating activities was $7,414. For the six months ended December 31, 2016, cash flow used in operating activities was $22,658.

During the six month period ended December 31, 2017 net cash provided by investing activities is $6,020 and no cash during the six month period ended December 31, 2016.

During the six month period ended December 31, 2017, net cash used in financing is $1,633 and net cash provided by financing activities is $27,502 during six month period ended December 31, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAHUI EDUCATION GROUP CORPORATION
formerly Duonas Corp.

Date: February 14, 2018	By:	/s/Wu Zihua
	Name:	Wu Zihua
	Title:	President
(Principal Executive, Financial and Accounting Officer)

* Filed herewith.

