Form 10-K/A
period 2017-06-30
HUAHUI EDUCATION GROUP CORP
filed 2018-03-02
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

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

Yes [X] No [   ]

As of June 30, 2017 there were 2,734,900 shares outstanding of the registrant’s common stock.

Explanatory Note

Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) is filing this Amendment No. 1 to Annual Report Form 10-K (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2017 (the “Form 10-K”). This Amendment files Exhibit 31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) and Exhibit 32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 and in connection therewith, to amend, Part IV, Item 15 of the Form 10-K and the Exhibit Index thereto.

Except as otherwise specifically noted, all information contained herein is as of June 30, 2017 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-K.

PART IV. OTHER INFORMATION

Item 15.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed on September 1, 2017).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAHUI EDUCATION GROUP CORPORATION
(fka “Duonas Corp”)

Date: March 2, 2018	By:	/s/ Wu Zihua
	Name:	Wu Zihua
	Title:	President
(Principal Executive, Financial and Accounting Officer)