Form 10-Q/A
period 2017-09-30
HUAHUI EDUCATION GROUP CORP
filed 2018-03-02
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) is filing this Amendment No. 2 to Quarterly Report Form 10-Q (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2017, and as subsequently amended on February 1, 2018 (the “Form 10-Q”). This Amendment is required due to the amendment on Part II, Item 6 of the 10-Q and the Exhibit Index thereto. This Amendment is being filed to amend Exhibit 31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) and Exhibit 32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, and to remove Exhibit 3.1 Certificate of Amendment, stating the name change and increasing the authorized shares of capital stock of the Company to 800,000,000, with 700,000,000 common stock and 100,000,000 preferred stock, Exhibit 3.2 Amended and restated By-Laws, stating the name change on Article 1 Section 1.1. Name, and Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) from the Original Report.

Except as otherwise specifically noted, all information contained herein is as of September 30, 2017 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to the Quarterly Report on Form 10-Q filed on October 23, 2017).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAHUI EDUCATION GROUP CORPORATION
(fka “Duonas Corp”)

Date: March 2, 2018	By:	/s/ Wu Zihua
	Name:	Wu Zihua
	Title:	President
(Principal Executive, Financial and Accounting Officer)