Form 10-Q
period 2018-03-31
HUAHUI EDUCATION GROUP CORP
filed 2018-05-01
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2018

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

Yes [X] No [  ]

As of Apr [30th], 2018 there were 2,734,900 shares outstanding of the registrant’s common stock.

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

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Balance sheets

AS OF MARCH 31, 2018 AND JUNE 30, 2017

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS
Current Assets
Current assets under discontinued operations	$-	12,408
Total Current Assets	-	12,408

Non-Current assets under discontinued operations	-	6,020
Total Non-Current Assets	-	6,020
Total Assets	$-	18,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Related party loan	$14,197	20,600
Current liabilities under discontinued operations	-	896
Total Current Liabilities	14,197	21,496
Total Liabilities	14,197	21,496

Stockholder’s Deficit
Common stock, par value $0.001; 800,000,000 shares authorized, 2,734,900 issued and outstanding as of 3/31/2018 and 6/30/2017	2,735	2,735
Additional paid in capital	37,734	21,267
Accumulated deficit	(54,666)	(27,070)
Total Stockholder’s Deficit	(14,197)	(3,068)

Total Liabilities and Stockholder’s Deficit	$-	18,428

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of operations

THREE AND NINE MONTHS PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(14,197)	-	(11,697)	-

TOTAL OPERATING EXPENSES	(14,197)	-	(11,697)	-

LOSS BEFORE INCOME TAX	(14,197)	-	(11,697)	-

INCOME TAX PROVISION	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(14,197)	-	$(11,697)	-

DISCONTINUED OPERATIONS:
Gain (Loss) from discontinued operations	(13,399)	(5,896)	-	3,033

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	(0.00)	-	(0.00)	-
FROM DISCONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	2,734,900	2,391,999	2,734,900	2,734,900

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of cash flows

NINE MONTHS PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Nine months ended March 31, 2018	Nine months ended March 31, 2017
OPERATING ACTIVITIES:
Net loss	$(27,596)	$(5,896)
Depreciation		152

Adjustments to reconcile net loss to net cash used in operating activities
Inventory	5,201	(4,574)
Accounts payable	(397)	(220)
Prepaid expenses	4,180	(4,840)
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,612)	(15,380)

INVESTING ACTIVITIES
Equipment	6,019	(6,400)
CASH FLOWS PROVIDED BY/ (USED IN) BY INVESTING ACTIVITIES	6,019	(6,400)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	22,002
Gain on disposal of former business unit	16,467	-
Related party loans	(6,902)	5,500
CASH FLOWS PROVIDED BY/ (USED IN) BY FINANCING ACTIVITIES	9,565	27,502

NET INCREASE (DECREASE) IN CASH	(3,027)	5,722

Cash, beginning of period	3,027	483

Cash, end of period	$-	$6,205

SUPPLEMENTAL CASH FLOW INFORMATION AND NON CASH FINANCING ACTIVITIES:
Gain on disposal of former business unit	$16,467	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

March 31, 2018

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Huahui Education Group Corporation , formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 19, 2014 to start business operations concerned with production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. For these purposes we will use equipment purchased from Zhengzhou Xinyu Machinery Co., Ltd. Our office is located at Block 2, Duo Li Hi Tech Industrial Park, No.9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen. Our phone number is +86 177 2256 7599.

A change of control took place on November 2, 2017 from Vladyslav Beinars. Control was obtained by the sale of 2,000,000 shares of the Company common stock from Mr. Beinars to to CHEN ZHONGPENG, ZHONG SHUIYU, HUANG XIHAN, ZHUANG MEIHUA, HUANG PEINA, HE YANRU, AO YIN, FANG ZHANPENG, HUANG LIMING, HUANG CHUHONG, DU XIAODONG, XIE QIAOHONG, HUANG LIZHEN, ZHANG LIYU, CHEN CHUHUA, XIE MEINA, WANG MEIYUN, XIE NING, ZHANG LIRONG, LI CHAN, OU QIONGJU, HUANG XIJUAN, CHEN YIHAO, CHEN HUILIN, CHEN YULAN, CHEN YIXIONG, YAO QIXIA, HUANG BAOQUAN, XIONG WEI, HUANG CHANGLI and LIN WU . In connection with the transaction, Vladyslav Beinars released the Company from all debts owed.

Through October 22, 2017, the Company’s primary business activity was production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at March 31, 2018, the Company accounted for all of its assets, liabilities and results of operations up to October 22, 2017 as discontinued operations.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had nil revenue for the three and nine months ended March 31, 2018. The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Notes to the condensed financial statements

March 31, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

MARCH 31, 2018

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

Notes to the condensed financial statements

MARCH 31, 2018

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

The following table shows the results of operations of the Company for nine months ended March 31, 2018 and 2017 which are included in the loss from discontinued operations:

	Nine Months Ended March 31
	2018	2017

Revenues	$1,500	$12,077
Cost of Goods Sold	(508)	2,480
Gross Profit	$992	$9,597

General and administrative expense	(14,162)	15,493
Depreciation	(229)	-
Total Expense	(14,391)	15,493

Provision for income taxes	-	-
Loss from Discontinued Operations, Net of Tax Benefits	$(13,399)	$(5,896)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with the Company as of the October 22, 2017.

October 22, 2017
Loans – Related party	$(31,100)
Cash	1,525
Inventory	3,520
Equipment, net	4,693
Prepaid Expenses	5,790
Account Payable`	(896)
TOTAL	$(16,467)

The following table presents the carrying amounts of the major classes of assets and liabilities associated reported as discontinued operations on our accompanying balance sheets. The carrying amounts of the major classes of assets and liabilities associated with the Company as of the October 22, 2017 is recorded under additional paid in capital.

	March 31, 2018	June 30, 2017
Assets from discontinued operations
Cash	$-	$3,027
Inventory	-	5,201
Prepaid Expenses	-	4,180
Equipment, net	-	6,020
Total assets from discontinued operations	-	18,428
Current assets from discontinued operations	-	12,408
Non-current assets from discontinued operations	$-	$6,020

Note 4 – LOAN FROM RELATED PARTY

As of March 31, 2018 and June 30, 2017, a director of the Company advanced $14,197 and $20,600, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

MARCH 31, 2018

(Unaudited)

Note 5 – COMMON STOCK

The Company has 800,000,000, $0.001 par value shares of common stock authorized.

On April 25, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

During October 2016 there were issued 281,400 shares of common stock for cash proceeds of $8,397 at $0.03 per share.

During November 2016 there were issued 453,500 shares of common stock for cash proceeds of $13,605 at $0.03 per share.

There were 2,734,900 and 2,734,900 shares of common stock issued and outstanding as of March 31, 2018 and as of June 30, 2017.

Note 6- SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date the Company presented this condensed financial statement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended March 31, 2018 and 2017 the Company generated no revenue from continuing operations and cost of goods sold.

Operating expenses

Total operating expenses for the three months period ended March 31, 2018 and 2017, were $11,697 and $0, respectively. The operating expenses for the three months period ended March 31, 2017 was reclassified to discontinued operations due to the change in control.

For the three months ended March 31, 2018, our President, Wu Zihua, paid and absorbed the rental fees.

Discontinued Expenses

Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses.

Net Income/Loss

The net loss for the three months period ended March 31, 2018 and 2017 was $11,697 and $0, respectively.

Results of Operations for the nine months ended March 31, 2018 and 2017:

Revenue and cost of goods sold

For the nine months ended March 31, 2018 and 2017, the Company generated no revenue from continuing operations and cost of goods sold.

Operating expenses

Total operating expenses for the nine months period ended March 31, 2018 and 2017, were $14,197 and $0, respectively. The operating expenses for the nine months period ended March 31, 2017 was reclassified to discontinued operations due to the change in control.

For the nine months ended March 31, 2018, our President, Wu Zihua, paid and absorbed the rental fees.

Discontinued Expenses

Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses.

Loss from discontinued operations for the nine months ended March 31, 2018 and 2017 was $(13,399) and $5,896, respectively.

Net Income/Loss

The net loss for the nine months period ended March 31, 2018 and 2017 was $14,197 and $0, respectively.

Liquidity and Capital Resources and Cash Requirements

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the nine months ended March 31, 2018, the Company recorded a net loss of $14,197, and at March 31, 2018, had a shareholders’ deficit of $13,698. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the nine months ended March 31, 2018, the Company’s former majority shareholder sold the majority of his shares to CHEN ZHONGPENG, ZHONG SHUIYU, HUANG XIHAN, ZHUANG MEIHUA, HUANG PEINA, HE YANRU, AO YIN, FANG ZHANPENG, HUANG LIMING, HUANG CHUHONG, DU XIAODONG, XIE QIAOHONG, HUANG LIZHEN, ZHANG LIYU, CHEN CHUHUA, XIE MEINA, WANG MEIYUN, XIE NING, ZHANG LIRONG, LI CHAN, OU QIONGJU, HUANG XIJUAN, CHEN YIHAO, CHEN HUILIN, CHEN YULAN, CHEN YIXIONG, YAO QIXIA, HUANG BAOQUAN, XIONG WEI, HUANG CHANGLI and LIN WU. The new management’s plans to continue as a going concern revolve around its ability to achieve profitable operations, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company. The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent registered public accounting firm for our financial statements for the nine months ended March 31, 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

For the nine months ended March 31, 2018, cash flow used in operating activities was $18,612. For the nine months ended March 31, 2017, cash flow used in operating activities was $15,380.

During the nine month period ended March 31, 2018 net cash provided by investing activities is $6,091 and during the nine month period ended March 31, 2017 net cash use in investing activities is $6,400.

During the nine month period ended March 31, 2018, net cash provided by financing is $9,565 and net cash provided by financing activities is $27,502 during nine month period ended March 31, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

HUAHUI EDUCATION GROUP CORPORATION
formerly Duonas Corp.

Date: April 30, 2018	By:	/s/ Wu Zihua
	Name:	Wu Zihua
	Title:	President
(Principal Executive, Financial and Accounting Officer)

