Form 10-K
period 2018-06-30
HUAHUI EDUCATION GROUP CORP
filed 2018-09-28
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-213314

HUAHUI EDUCATION GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	35-2518128
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Block 2, Duo Li Hi Tech Industrial Park, No. 9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen, China 518000
(Address of principal executive offices)

Registrant’s telephone number, including area code: 011-86-17722567599

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [X] No [  ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,019,265.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 28, 2018, the registrant had 2,734,900 shares of common stock outstanding.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Huahui Education Group Corporation and all of our subsidiaries, if any, unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

General

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

A change of control took place on November 2, 2017 from Vladyslav Beinars. Control was obtained by the sale of 2,000,000 shares of the Company common stock from Vladyslav Beinars to Zhongpeng Chen, Shuiyu Zhong, Xihan Huang, Meihua Zhuang, Peina Huang, Yanru He, Yin Ao, Zhanpeng Fang, Liming Huang, Chuhong Huang, Xiaodong Du, Qiaohong Xie, Lizhen Huang, Liyu Zhang, Chuhua Chen, Meina Xie, Meiyun Wang, Ning Xie, Lirong Zhang, Chan Li, Qiongju Ou, Xijuan Huang, Yihao Chen, Huilin Chen, Yulan Chen, Yixiong Chen, Qixia Yao, Baoquan Huang, Wei Xiong, Changli Huang and Wu Lin. In connection with the transaction, Vladyslav Beinars released the Company from all debts owed.

Upon the change of control of the Company, which occurred on November 2, 2017, the existing director and officer resigned immediately. Accordingly, Vladyslav Beinars, serving as the sole director and as the only officer, ceased to be the Company’s President, Treasurer, Secretary and Director. At the effective date of the transfer, Mr. Zihua Wu consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. Mr. Zhongpeng Chen consented to act as the new Director.

Our Business

Through October 22, 2017, the Company’s primary business activity was the production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at June 30, 2018, the Company accounted for all of its assets, liabilities and results of operations up to October 22, 2017 as discontinued operations.

Employees

Our Chief Executive Officer, Chief Financial Officer, and Secretary, Mr. Zihua Wu carried out all administrative functions.

We do not have any other employees.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe these regulations will have a material impact on the way we conduct our business.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Our corporate office is located at Block 2, Duo Li Hi Tech Industrial Park, No.9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen, China 518000, which space is provided to us on a rent-free basis. The Company does not own or lease any properties at this time.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Pink Sheets Open Market, under the trading symbol “HHEG”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

The Pink Sheets Open Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, Pink Sheets Open Market securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheets Open Market is for all types of companies that are there by reasons of default, distress or design, which is are further sub-categorized by the levels of information provided. Traditionally companies that do not meet the financial and other listing requirements of a regional or national stock exchange are listed and traded on the Pink Open Market.

Number of Holders

As of September 28, 2018, the 2,734,900 issued and outstanding shares of common stock were held by a total of 52 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2018 and 2017.

Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Recent Sales of Unregistered Securities

The Company has 700,000,000, $0.001 par value shares of common stock and 100,000,000, $0.001 par value preferred stock authorized.

There were 2,734,900 and 2,734,900 shares of common stock issued and outstanding as of June 30, 2018 and as of June 30, 2017.

Purchase of our Equity Securities by Officers and Directors

On April 25, 2016, the Company offered and sold 2,000,000 restricted shares of common stock to our former president and director, Vladyslav Beinars, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone. A change of control took place on November 2, 2017 from Vladyslav Beinars. Control was obtained by the sale of 2,000,000 shares of the Company common stock from Mr. Beinars to Zhongpeng Chen, Shuiyu Zhong, Xihan Huang, Meihua Zhuang, Peina Huang, Yanru He, Yin Ao, Zhanpeng Fang, Liming Huang, Chuhong Huang, Xiaodong Du, Qiaohong Xie, Lizhen Huang, Liyu Zhang, Chuhua Chen, Meina Xie, Meiyun Wang, Ning Xie, Lirong Zhang, Chan Li, Qiongju Ou, Xijuan Huang, Yihao Chen, Huilin Chen, Yulan Chen, Yixiong Chen, Qixia Yao, Baoquan Huang, Wei Xiong, Changli Huang and Wu Lin. In connection with the transaction, Mr. Zhongpeng Chen has 1,700,000 shares of common stock and consented to act as the new Director. Furthermore in connection with the transaction, Vladyslav Beinars released the Company from all debts owed.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company currently does not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes thereto, which appear elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” which are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Annual Report on Form 10-K.

Results Of Operations For The Years Ended June 30, 2018 And June 30, 2017

We recognized revenue of $0 for the years ended June 30, 2018 and 2017 from continuing operations and incurred $0 in cost of goods sold for the same periods from continuing operations. Total operating expenses for the year ended June 30, 2018 were $21,443 compared to $0 for the year ended June 30, 2017 from continuing operations. Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses. Loss from discontinued operations for the years ended June 30, 2018 and 2017 was $13,399 and $25,860, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. As of June 30, 2018, we have no cash in hand. Net cash flows used in operating activities from continuing operations was $22,547 for year ended June 30, 2018 compared to $0 for year ended June 30,2017, net cash used in operating activity discontinued operations was $4,914 for year ended June 30, 2018 compared to $33,558 for year June 30, 2017.

Cash Flows from Investing Activities

We have $6,020 provided by investing activities for discontinued operations for the fiscal year ended June 30, 2018 compared to $6,400 used in investing activities for purchase of equipment for June 30, 2017.

Cash Flows from Financing Activities

For the fiscal year ended June 30, 2018, net cash from financing activities was $1,947 consisting of cash used for disposal of former business unit $20,600, and amount due to director $22,547. For the fiscal year ended June 30, 2017, net cash from financing activities discontinued operations was $42,502 consisting of an amount of $20,500 due to director and $22,002 in proceeds from sales of common stock.

Liquidity and Capital Resources

Shareholders’ equity has increased from a deficit of $3,068 as of June 30, 2017 to a deficit of $21,443 as of June 30, 2018. Deficit was due to the increase in operating expenses incurred for the year.

The Company has accumulated a deficit of $61,912 as of June 30, 2018 compared to $27,070 as of June 30, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with advances from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended June 30, 2018 and June 30, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss from continuing operations was $17,844 for year ended June 30,2018 and loss from, discontinued operations was $13,399 compared $25,860 for year ended June 30,2017. The Company had total stockholder’s deficit $21,443 as of June 30, 2018. The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The Company expects to finance operations primarily through capital contributions from the CEO. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of July 16, 2018, the Company dismissed TAAD LLC (“TAAD”) as our independent registered public accounting firm. The reports of TAAD on our financial statements for the fiscal years ended June 30, 2017 and for the period August 25, 2016 through July 16, 2018 did not contain an adverse opinion or disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included a going concern qualification. During our fiscal years ended June 30, 2017 and the subsequent interim period preceding their dismissal, there were no disagreements with TAAD, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of TAAD, would have caused them to make reference to the subject matter of the disagreement in connection with their report on our financial statements.

On July 16, 2018, the Company engaged PAN-CHINA SINGAPORE PAC as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal years ended June 30, 2018.

During the fiscal years ended June 30, 2017 and the interim periods preceding their engagement, and through July 16, 2018, neither we nor anyone on our behalf has previously consulted with PAN-CHINA SINGAPORE PAC regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to us that PAN-CHINA SINGAPORE PAC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

This was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Principal Accounting Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not implement appropriate information technology controls – As of June 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2018, there was no change in the Company’s internal control over financial reporting period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoter and Control Persons

The name, age and titles of our executive officer(s) and director(s) is as follows:

Name and Address of Executive Officer and/or Director	Age	Position(s)	Position Since
Zihua Wu	28	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman	November 2017

Zhongpeng Chen	48	Director	November 2017

Mr. Zihua Wu, age 28, obtained his highest degree in 2012 from University of Washington in the United States, with a Bachelor degree in Finance. From January 2013 to December 2013, Mr. Wu worked at H&R BLOCK Tax Service Co., Ltd as an assistant auditor. As an assistant auditor, he gathered and analyzed the income tax, sales tax for individual customers, was responsible for tax filing and uploading to the Internal Revenue Service, and provided tax advice to customers. Mr. Wu also audited and provided tax and consultancy services for companies. After Mr. Wu went back China, he started working as a study-abroad-consultant in Education International Cooperation Group (EIG) in January 2014. During his career in EIG, Mr. Wu provided consulting services and formulated study program for customers on studying abroad. He also guides customers to study abroad as well as updates information with customers. During the process, Mr. Wu offers translation of relevant meetings and documents. Mr. Wu also assisted in the development of channels of cooperation with domestic universities to establish and maintain a partnership. After more than 3 years’ experience as a study-abroad-consultant, Mr. Wu was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board of Directors in November 2017.

Mr. Zhongpeng Chen, age 48, obtained his highest degree in 2013 from Research Institute of Tsinghua University in Shenzhen with a Master Degree in Business Administration. From 1993 to 1996, Mr. Chen worked as a general manager in Peng Cheng Plastic Flower Processing Factory. As a General Manager, he was responsible for the overall operation of the factory. He then joined Shenzhen Peng Fa Freight Department as a General Manager and oversaw the overall operation of the company. After Mr. Chen left Peng Fa Freight Department in 2006, he continues his career as Chairman in Shenzhen Hua Peng Fa Logistics Ltd until present. He leads and formulates the long-term developing strategy for the company. Meanwhile, he settles down adjustment followed the internal and external changes. He also runs company’s overall strategy, explores the market opportunities and lead the innovation during the development of company. After more than 10 years’ operation experience in Shenzhen Hua Peng Fa Logistics Ltd, Mr. Chen has been appointed as a member of Board of Directors in November 2017.

Term Of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Committees and Meetings

We do not have a standing audit committee of the Board of Directors. However, the board intends to seek to form audit committee, compensation committee, and other supervising committees. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Committees of the Board of Directors

We do not currently have any committees in our Board of Directors.

Code of Ethics

Due to our size, a limited number of employees, the fact that we presently only have one director and one officer and are still in the development stage of our operations, the Company has not yet adopted a Code of Ethics which applies to our directors, officers, employees and representatives. We intend to adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Family Relationships

None of the directors or executive officers have a family relationship as defined in Item 401 of Regulation S-K.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of June 30, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Zihua Wu (1)	November 2, 2017 to June 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Zihua Wu was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board of Directors in November 2017.

Mr. Wu currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

Director Compensation

The following table sets forth director compensation as of June 30, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhongpeng Chen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended June 30, 2018.

During the year ended June 30, 2018, none of the named executive officers exercised any stock options.

Pension, Retirement or Similar Benefit Plan

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Employment Agreements

The Company has no employment agreements with any of its employees.

Equity Compensation Plan

The Company currently does not have any equity compensation plans; however, the Company is currently deliberating on implementing an equity compensation plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance insuring directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (Total Number of Shares Beneficially Owned: 1,700,000	Percentage
Common Stock	Zihua Wu Block 2, Duo Li Hi Tech Industrial Park, No. 9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen, China	-	-

Common Stock	Zhongpeng Chen Block 2, Duo Li Hi Tech Industrial Park, No. 9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen, China	1,700,000 shares of common stock (direct)	62.16%

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of August 31, 2018, the Company was indebted to the CEO, Zihua Wu, in the amount of $22,547, which is non-interest bearing, unsecured, and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2018 and 2017:

	Years Ended
	June 30, 2018	June 30, 2017
Audit Fees	$13,523	$5,250
Tax fees	850	-
All Other Fees	-	4,898
Total	$14,373	$10,148

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditor, respectively, in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by our independent and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by our independent auditor in connection with our private and public offerings conducted during such periods.

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Financial Statements on pages F-1 through F-11 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company (Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on December 5, 2014)
3.2*	Bylaws of the Company (Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on December 5, 2014)
31.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1***	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document XBRL**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Previously filed

** Filed herewith

*** Furnished herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

HUAHUI EDUCATION GROUP CORPORATION
formerly Duonas Corp.

Date: September 28, 2018	By:	/s/ Zihua Wu
	Name:	Zihua Wu
	Title:	President, CEO, CFO, Treasurer, Secretary, Director

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”).

FINANCIAL STATEMENTS

For the Years Ended June 30, 2018 and June 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Huahui Education Group Corporation (fka “Duonas Corp”):

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Huahui Education Group Corporation (“the Company”) as of June 30, 2018, and the related statements of income and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and a stockholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 5 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2018.

Singapore

September 28, 2018

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

/s/ TAAD, LLP

Diamond Bar, CA

September 1, 2017

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

BALANCE SHEETS (Stated in US Dollars)

	June 30, 2018	June 30, 2017

ASSETS
Current Assets
Prepaid expenses	$5,000	-
Current assets under discontinued operations	-	12,408
Total Current Assets	5,000	12,408

Non-Current assets under discontinued operations	-	6,020
Total Non-Current Assets	-	6,020
Total Assets	$5,000	18,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Account Payable	$3,896	-
Amount Due to related party	22,547	-
Current liabilities under discontinued operations	-	21,496
Total Current Liabilities	26,443	21,496
Total Liabilities	26,443	21,496

COMMITMENTS AND CONTINGENCIES

Stockholder’s Deficit
Preferred stock, par value $0.001;100,000,000 shares authorized and 0 outstanding;	-	-
Common stock, par value $0.001; 800,000,000 shares authorized, 2,734,900 issued and outstanding as of 6/30/2018 and 6/30/2017	2,735	2,735
Additional paid in capital	37,734	21,267
Accumulated deficit	(61,912)	(27,070)
Total Stockholder’s Deficit	(21,443)	(3,068)

Total Liabilities and Stockholder’s Deficit	$5,000	18,428

Accompanying notes are an integral part of these condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

STATEMENT OF OPERATIONS (Stated in US Dollars)

	For the year ended June 30
	2018	2017

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(21,443)	-

TOTAL OPERATING EXPENSES	(21,443)	-

LOSS BEFORE INCOME TAX	(21,443)	-

INCOME TAX PROVISION	-	-

LOSS FROM CONTINUING OPERATIONS	(21,443)	-

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(13,399)	(25,860)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	(0.00)	-
FROM DISCONTINUED OPERATIONS	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	2,734,900	2,477,489

Accompanying notes are an integral part of these condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (Stated in US Dollars)

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, June 30, 2016	2,000,000	$2,000	$-	$(1,210)	$790

Shares issued for cash	734,900	735	21,267	-	22,002

Net loss for the year ended June 30, 2017 from discontinuing operations	-	-	-	(25,860)	(25,860)

Balance, June 30, 2017	2,734,900	$2,735	$21,267	$(27,070)	$(3,068)

Capital contribution from change in Control Transaction-net liabilities	-	-	16,467	-	16,467

Net loss for the year ended June 30, 2018 from continuing operations	-	-	-	(21,443)	(21,443)
Net loss for the year ended June 30,2018 from discontinued operations	-	-	-	(13,399)	(13,399)

Balance, June 30, 2018	2,734,900	$2,735	$37,734	$(61,912)	$(21,443)

Accompanying notes are an integral part of these financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

STATEMENT OF CASH FLOWS (Sated in US Dollars)

	For the year Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss from continuing operations	$(21,443)	$-
Increase in prepaid expenses	(5,000)	-
Increase in account payable	3,896	-
Net cash used in operating activities - continuing operations	(22,547)	-

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	(13,399)	(25,860)
Changes in assets and liabilities	8,485	(7,698)

Net cash provided by/(used in) operating activities - discontinued operations	(4,914)	(33,558)

Net cash used in operating activities	(27,461)	(33,558)

Net cash provided by/(used in) investing activities – discontinued operations	6,020	(6,400)

Net cash used in investing activities - continuing operations	-	-

Cash flows from financing activities - continuing operations:
Proceeds from note payable - related party	22,547	-

Net cash provided by financing activities - continuing operations	22,547	-

Net cash provided by/(use in) financing activities - discontinued operations	(20,600)	42,502

Net cash provided by financing activities	1,947	42,502

Net increase (decrease) in cash	(3,027)	2,544

Cash at beginning of period	3,027	483

Cash at end of period	$-	$3,027

Non-cash investing and financing activities:
Net liabilities discharged by former owners as part of changes in control	$16,467	$-

Accompanying notes are an integral part of these condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

JUNE 30, 2018

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

A change of control took place on November 2, 2017 from Vladyslav Beinars. Control was obtained by the sale of 2,000,000 shares of the Company common stock from Vladyslav Beinars to Zhongpeng Chen, Shuiyu Zhong, Xihan Huang, Meihua Zhuang, Peina Huang, Yanru He, Yin Ao, Zhanpeng Fang, Liming Huang, Chuhong Huang, Xiaodong Du, Qiaohong Xie, Lizhen Huang, Liyu Zhang, Chuhua Chen, Meina Xie, Meiyun Wang, Ning Xie, Lirong Zhang, Chan Li, Qiongju Ou, Xijuan Huang, Yihao Chen, Huilin Chen, Yulan Chen, Yixiong Chen, Qixia Yao, Baoquan Huang, Wei Xiong, Changli Huang and Wu Lin. In connection with the transaction, Vladyslav Beinars released the Company from all debts owed.

Through October 22, 2017, the Company’s primary business activity was production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at June 30, 2018, the Company accounted for all of its assets, liabilities and results of operations up to October 22, 2017 as discontinued operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss from continuing operations was $17,844 for year ended June 30,2018 and loss from, discontinued operations was $13,399 compared $25,860 for year ended June 30,2017. The Company had total stockholder’s deficit $21,443 as of June 30, 2018.The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The Company expects to finance operations primarily through capital contributions from the CEO. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the U.S Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company’s year-end is June 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of June 30, 2018 and $3,027 of cash as of June 30, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization using straight-line balance method over the estimated useful life of the assets. The Company establish capitalization of its assets based on dollar amount that are more than $1,000 in value. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Inventories

Inventories are stated at lower of cost or net realizable value. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Cost is principally determined using the first-in, first out (FIFO) method.

Prepaid Expenses

The Company had $5,000 in prepaid rental as of June 30, 2018.

Discontinued Operations

The Company follows ASC 205-20, “Discontinued Operations,” to report for disposed or discontinued operations.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2018 and 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Related party balances and transactions

A related party is generally defined as:

(i) any person that holds the Company’s securities including such person’s immediate families,

(ii) the Company’s management,

(iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”)”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company evaluated the impact of adopting the new standard and conclude there was no material impact to its financial statement.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash flows - Classification of Certain Cash Receipts and Cash Payment”, effective for the fiscal years beginning after December 15, 2017, and interim periods within that fiscal year. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company evaluated the impact of adopting the new standard on its financial statements and conclude there was no material impact to the Company’s financial statement.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842),” which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard will take effect for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of this new standard on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption is permitted. The Company adopts ASU 2014-09 utilizing the modified retrospective method. The Company evaluated the impact of adopting the new standard and concluded there was no material impact on the Company’s revenue recognition policy.

NOTE 4 – DISCONTINUED OPERATIONS

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

The following table shows the results of operations of the Company for year ended June 30, 2018 and 2017 which are included in the loss from discontinued operations:

	Year Ended June 30
	2018	2017

Revenues	$1,500	$12,077
Cost of Goods Sold	(508)	2,480
Gross Profit	$992	$9,597

General and administrative expense	(14,162)	(35,457)
Depreciation	(229)	-
Total Expense	(14,391)	(35,457)

Provision for income taxes	-	-
Loss from Discontinued Operations, Net of Tax Benefits	$(13,399)	$(25,860)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with the Company as of the October 22, 2017.

October 22, 2017
Amount due to related party	$(31,100)
Cash	1,525
Inventory	3,520
Equipment, net	4,693
Prepaid Expenses	5,790
Account Payable`	(895)
TOTAL	$(16,467)

The following table presents the carrying amounts of the major classes of assets and liabilities associated reported as discontinued operations on our accompanying balance sheets. The carrying amounts of the major classes of assets and liabilities associated with the Company as of the October 22, 2017 is recorded under additional paid in capital.

	June 30, 2018	June 30, 2017
Assets from discontinued operations
Cash	$-	$3,027
Inventory	-	5,201
Prepaid Expenses	-	$4,180
Equipment, net	-	6,020
Total assets from discontinued operations	-	18,428
Current assets from discontinued operations	-	12,408
Non-current assets from discontinued operations	$-	$6,020

NOTE 5 – AMOUNT DUE TO RELATED PARTY

As of June 30, 2018 and June 30, 2017, a director of the Company advanced $22,547 and $20,600, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

NOTE 6 – COMMON STOCK

The Company has 700,000,000 shares of common stock, par value $0.001, authorized, and 100,000,000 shares of preferred stock, par value $0.001,  authorized.

There were 2,734,900 and 2,734,900 shares of common stock issued and outstanding as of June 30, 2018 and as of June 30, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company do not have any material unrecognized tax benefits.

As of June 30, 2018 the Company had net operating loss carry forwards of approximately $58,313 that may be available to reduce future years’ taxable income in varying amounts through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2018 was approximately $19,826. The net change in valuation allowance during the year ended June 30, 2017 was $9,203. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2018 and 2017.

The provision for Federal income tax consists of the following:

	As of June 30, 2018	As of June 30, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(19,826)	(9,203)
Valuation allowance	$19,826	9,203
Net deferred tax assets	$-	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from June 30, 2018 to the date of when the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

