Form 10-Q
period 2018-09-30
HUAHUI EDUCATION GROUP CORP
filed 2018-11-14
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 333-213314

HUAHUI EDUCATION GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	35-2518128
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

Block 2, Duo Li Hi Tech Industrial Park, No.9,

Jinlong 1st Road, Baolong Residential District,

Longgang District, Shenzhen.

(86) 17722567599

(Address and telephone number of principal executive offices)

N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of November 14, 2018 there were 2,734,900 shares outstanding of the registrant’s common stock.

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

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Balance sheets

AS OF SEPTEMBER 30, 2018 AND JUNE 30, 2018

	September 30, 2018	June 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$5,000	5,000
Current assets under discontinued operations	$-	-
Total Current Assets	5,000	5,000

Non-Current assets under discontinued operations	-	-
Total Non-Current Assets	-	-
Total Assets	$5,000	5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Amount Due to related party	$28,547	22,547
Accounts Payable	3,892	3,896
Total Current Liabilities	32,439	26,443
Total Liabilities	32,439	26,443

COMMITMENTS AND CONTINGENCIES

Stockholder’s Deficit
Preferred stock, par value $0.001;100,000,000 shares authorized and 0 outstanding;
Common stock, par value $0.001; 700,000,000 shares authorized, 2,734,900 issued and outstanding as of 9/30/2018 and 6/30/2018	2,735	2,735
Additional paid in capital	37,734	37,734
Accumulated deficit	(67,908)	(61,912)
Total Stockholder’s Deficit	(27,439)	(21,443)

Total Liabilities and Stockholder’s Deficit	$5,000	5,000

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of operations

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended September 30,
	2018	2017
REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(5,996)	-

TOTAL OPERATING EXPENSES	(5,996)	-

LOSS BEFORE INCOME TAX	(5,996)	-

INCOME TAX PROVISION	-	-

LOSS FROM CONTINUING OPERATIONS	$(5,996)	-

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(13,399)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	(0.00)	-
FROM DISCONTINUED OPERATIONS	-	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	2,734,900	2,734,900

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of cash flows

THREE MONTHS PERIOD ENDED SEPTEMBER 31, 2018 AND 2017

(Unaudited)

	Three months ended September 30
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(5,996)	$-
Increase in prepaid expenses	-	-
Decrease in account payable	(4)	-
Net cash used in operating activities - continuing operations	(6,000)	-

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	-	(13,399)
Changes in assets and liabilities	-	1,397

Net cash used in operating activities - discontinued operations	-	(12,002)

Net cash used in operating activities	-	(12,002)

Net cash provided by investing activities – discontinued operations	-	-

Cash flows from financing activities - continuing operations:
Proceeds from note payable - related party	6,000	-

Net cash provided by financing activities - continuing operations	6,000	-

Net cash provided by financing activities - discontinued operations	-	10,500

Net cash provided by financing activities	-	10,500

Net increase (decrease) in cash	-	(1,502)

Cash at beginning of period	-	3,027

Cash at end of period	$-	$1,525

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

September 30, 2018

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

Through October 22, 2017, the Company’s primary business activity was production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, tabletops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at September 30, 2018, the Company accounted for all of its assets, liabilities and results of operations up to October 22, 2017 as discontinued operations.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss from continuing operations was $5,996 for three months ended September 30, 2018 The Company had total stockholder’s deficit $27,440 as of September 30, 2018. The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The Company expects to finance operations primarily through capital contributions from the CEO. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed financial statements of Huahui Education Group Corporation, formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”) on September 28, 2018. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s year end is June 30.

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

SEPTEMBER 30, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

SEPTEMBER 30, 2018

(Unaudited)

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and

Financial Liabilities (“ASU 2016-01”)”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company evaluated the impact of adopting the new standard and conclude there was no material impact to its financial statement.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption is permitted. The Company adopts ASU 2014-09 utilizing the modified retrospective method.The Company evaluated the impact of adopting the new standard and concluded there was no material impact on the Company’s revenue recognition policy.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

SEPTEMBER 30, 2018

(Unaudited)

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

The following table shows the results of operations of the Company for three months ended September 30, 2018 and 2017 which are included in the loss from discontinued operations:

	Three Months Ended September 30
	2018	2017
Revenues	$-	$1,500
Cost of Goods Sold	-	508
Gross Profit	$-	$992

General and administrative expense	-	14,391
Depreciation	-	-
Total Expense	-	14,391

Provision for income taxes	-	-
Loss from Discontinued Operations, Net of Tax Benefits	$-	$(13,399)

Note 5 – AMOUNT DUE TO RELATED PARTY

As of September 30, 2018 and June 30, 2018, a director of the Company advanced $28,547 and $22,547, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

SEPTEMBER 30, 2018

(Unaudited)

Note 6 – COMMON STOCK

The Company has 700,000,000 shares of common stock, par value $0.001, authorized, and 100,000,000 shares of preferred stock, par value $0.001, authorized.

There were 2,734,900 and 2,734,900 shares of common stock issued and outstanding as of September 30, 2018 and as of June 30, 2018.

Note 7- SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2018 up through the date the Company presented this condensed financial statement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended September 30, 2018, the Company generated no revenue from continuing operations and cost of goods sold.

Operating expenses

Total operating expenses for the three months ended September 30, 2018 were $5,996 compared to $0 for the three months ended September 30, 2017 from continuing operations. Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses. Loss from discontinued operations for the three months ended September 30, 2018 and 2017 was $0 and $13,399, respectively. The reason for decrease of operating expenses for the three months period ended from September 30, 2018 to 2017 was the reduction in office and other administrative costs

For the three months ended September 30, 2018, our President, Zihua Wu, paid and absorbed the rental fees.

Discontinued Expenses

Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses.

Net Income/Loss

The net loss for the three months period ended September 30, 2018 and 2017 was $5,996 and $13,399, respectively.

Liquidity and Capital Resources and Cash Requirements

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net losses. For the three months ended September 30, 2018, the Company recorded a net loss of $5,996, and at September 30, 2018, had a shareholders’ deficit of $27,440. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

For the three months ended September 30, 2018, cash flow used in operating activities was $6,000. For the three months ended September 30, 2017, cash flow used in operating activities was $12,002.

During the three month period ended September 30, 2018, net cash provided by financing is $6,000 and net cash provided by financing activities is $10,500 during three month period ended September 30, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not implement appropriate information technology controls – As of September 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporated dated September 19, 2014 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.1, filed with the Securities and Exchange Commission on August 25, 2016)

3.2

Amended and Restated Articles of Incorporated dated November 15, 2017 (incorporated by reference to our Current Report on Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 17, 2017)

3.3	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on August 25, 2016)

3.4	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 17, 2017)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAHUI EDUCATION GROUP CORPORATION
formerly Duonas Corp.

Date: November 14, 2018	By:	/s/ Zihua Wu
	Name:	Zihua Wu
	Title:	President, CEO, CFO, Treasurer, Secretary, Director
(Principal Executive, Financial and Accounting Officer)

