Form 10-Q
period 2018-12-31
HUAHUI EDUCATION GROUP CORP
filed 2019-02-15
CIK 1680935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

Yes [X] No [  ]

As of February 15, 2019 there were 2,734,900 shares outstanding of the registrant’s common stock.

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

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Balance sheets

AS OF DECEMBER 31, 2018, AND JUNE 30, 2018

	December 31, 2018	June 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$5,000
Current assets under discontinued operations	$-	$-
Total Current Assets	-	5,000

Non-Current assets under discontinued operations	-	-
Total Non-Current Assets	-	-
Total Assets	$-	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Amount due to related party	$32,440	$22,547
Accounts payable	1,296	3,896
Other payables and accrued expenses	36,130	-
Total Current Liabilities	69,866	26,443
Total Liabilities	69,866	26,443

COMMITMENTS AND CONTINGENCIES

Stockholder’s Deficit
Preferred stock, par value $0.001;100,000,000 shares authorized and 0 outstanding;
Common stock, par value $0.001; 700,000,000 shares authorized, 2,734,900 issued and outstanding as of 12/31/2018 and 6/30/2018	2,735	2,735
Additional paid in capital	37,734	37,734
Accumulated deficit	(110,335)	(61,912)
Total Stockholder’s Deficit	(69,866)	(21,443)

Total Liabilities and Stockholder’s Deficit	$-	$5,000

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of operations

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(42,427)	(2,500)	(48,423)	(2,500)

TOTAL OPERATING EXPENSES	(42,427)	(2,500)	(48,423)	(2,500)

LOSS BEFORE INCOME TAX	(42,427)	(2500)	(48,423)	(2,500)

INCOME TAX PROVISION	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	$(42,427)	(2,500)	$(48,423)	(2,500)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	(13,399)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	(0.00)	(0.00)	(0.00)	(0.00)
FROM DISCONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	2,734,900	2,734,900	2,734,900	2,734,900

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Statements of cash flows

SIX MONTHS PERIOD ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	Six months ended December 31
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(48,423)	$(2,500)
Inventory
Decrease in prepaid expenses	5,000	-
Decrease in account payable	(2,600)	-
Increase in other payable	36,130	-
Net cash used in operating activities - continuing operations	(9,893)	(2,500)

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	-	(13,399)
Changes in assets and liabilities	-	(8,485)

Net cash used in operating activities - discontinued operations	-	(4,914)

Net cash used in operating activities	(9,893)	(7,414)

Net cash provided by investing activities – discontinued operations	-	6,020

Cash flows from financing activities - continuing operations:
Advance from a related party	9,893	2,500

Net cash provided by financing activities - continuing operations	9,893	2,500

Net cash used in financing activities - discontinued operations	-	(4,133)

Net cash provided by financing activities	-	-

Net decrease in cash	-	(3,027)

Cash at beginning of period	-	3,027

Cash at end of period	$-	$-

Accompanying notes are an integral part of these unaudited condensed financial statements

HUAHUI EDUCATION GROUP CORPORATION (fka “Duonas Corp”)

Notes to the condensed financial statements

December 31, 2018

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Huahui Education Group Corporation , formerly Duonas Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 19, 2014 to start business operations concerned with production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, table tops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof.

The Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) on August 25, 2016, which was declared effective on October 12, 2016. In November 2017, a change of control occurred as reported in the Form 8-K filed with the SEC on November 2, 2017. Control was obtained by the sale of 2,000,000 shares of the Company common stock from Vladyslav Beinars to Zhongpeng Chen, Shuiyu Zhong, Xihan Huang, Meihua Zhuang, Peina Huang, Yanru He, Yin Ao, Zhanpeng Fang, Liming Huang, Chuhong Huang, Xiaodong Du, Qiaohong Xie, Lizhen Huang, Liyu Zhang, Chuhua Chen, Meina Xie, Meiyun Wang, Ning Xie, Lirong Zhang, Chan Li, Qiongju Ou, Xijuan Huang, Yihao Chen, Huilin Chen, Yulan Chen, Yixiong Chen, Qixia Yao, Baoquan Huang, Wei Xiong, Changli Huang and Wu Lin. In connection with the transaction, Vladyslav Beinars released the Company from all debts owed. Subsequent to the change in control, new management determined to abandon the Company’s previous business plan and determined to seek a possible business combination. The current business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

Through October 22, 2017, the Company’s primary business activity was production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, table tops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof. The Company has accounted for all of its assets, liabilities and results of operations up to October 22, 2017 as discontinued operations. Our office is located at Block 2, Duo Li Hi Tech Industrial Park, No.9, Jinlong 1st Road, Baolong Residential District, Longgang District, Shenzhen. Our phone number is +86 177 2256 7599.

The Company is currently considered a “shell company” pursuant to SEC Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), because it has no or nominal assets (other than cash) and no or nominal operations. Management has undertaken steps to have the Company’s common stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

On January 23, 2019, the Company (“HHEG Nevada” and “Seller”), a Nevada company, entered into a Memorandum of Understanding (“MOU”) with the shareholders of HUAHUI GROUP STOCK LIMITED (“HGSL” and “Purchasers”), a company incorporated in 2017 under the laws of the Seychelles. HHEG Nevada and HGSL shall sometimes be collectively referred to as the “Parties.” The Parties expressed their intent to enter into a Definitive Share Exchange Agreement (“Exchange Agreement”) under which the shareholders of HGSL will exchange all of the shares that they own in HGSL for no less than 90% of HHEG NEVADA’s common stock and appoint a new Board of Directors of HHEG Nevada. The consummation of the exchange transaction under which HHEG Nevada will acquire 100% of the equity ownership of HGSL shall be referred to as the “Transaction.”

HGSL owns 100% of HUAHUI GROUP (HK) CO., LIMITED (“HGHK”), a Hong Kong private company limited by shares. HGHK has established a wholly foreign owned entity (“WFOE”) in China that is engaged in the education business through the WFOE’s subsidiaries. Further, the WFOE will acquire effective control of an education company in the Peoples Republic of China through the use of a variable interest entity structure (“VIE”). The WFOE’S education business involves or will involve enterprise consulting, career training, professional courses, overseas education, and other related enterprises and provides services to both domestic and foreign customers. Its focus is on improving individual leadership and building elite talents. The Memorandum of Understanding anticipates that all steps relating to the completion of the VIE structure will be completed before the closing on the transaction with HGSL and that the transaction if consummated, will result in a change in control of the Company.

The Company is in the process of redomiciling the Company from Nevada to the Cayman Islands. The Board of Directors has established a wholly-owned subsidiary in the Cayman Islands named HUAHUI EDUCATION GROUP LIMITED (“HHEG Cayman”), and intends to merge the Company into HHEG Cayman. HHEG Cayman will be the surviving company. The Board will solicit a written consent (“Written Consent”) from the Company’s shareholders to approve the merger, and approval will be obtained from the stockholders of the Company owning at least a majority of the outstanding shares of the Company’s Common Stock of the Company.

The Written Consent will approve a change of domicile from the State of Nevada to the Cayman Islands by means of a merger (the “Redomicile Merger”) of the Company with and into its wholly-owned subsidiary, which is an exempt company limited by shares incorporated under the laws of the Cayman Islands. An agreement and plan of merger will be submitted to the shareholders and must be approved by least a majority of the outstanding shares of the Company’s Common Stock of the Company. It is anticipated that there will be no change in the number of outstanding shares of the Company’s Common Stock and that each share of HHEG Nevada Common Stock will be converted into one ordinary share of HHEG Cayman.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had a net loss from continuing operations was $48,423 for six months ended December 31, 2018. The Company had a total stockholder’s deficit $69,867 as of December 31, 2018. The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern. The Company expects to finance operations primarily through capital contributions from the CEO. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

“In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

“In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.”

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

Note 4 – DISCONTINUED OPERATIONS

The Company exited the field of production of stylish decorative items made from concrete, such as: different sculptures, candleholders, lamps, table tops, bookcases, vases of different shapes and forms, decorations for the garden; and subsequent selling thereof with effect from October 22, 2017.

The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of the Company for six months ended December 31, 2018 and 2017 which are included in the loss from discontinued operations:

	Six Months Ended December 31
	2018	2017
Revenues	$-	$1,500
Cost of Goods Sold	-	508
Gross Profit	$-	$992

General and administrative expense	-	14,391
Depreciation	-	-
Total Expense	-	14,391

Provision for income taxes	-	-
Loss from Discontinued Operations, Net of Tax Benefits	$-	$(13,399)

Note 5 – AMOUNT DUE TO RELATED PARTY

As of December 31, 2018 and June 30, 2018, a director of the Company advanced $32,440 and $22,547, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

Note 6 – COMMON STOCK

The Company has 700,000,000 shares of common stock, par value $0.001, authorized, and 100,000,000 shares of preferred stock, par value $0.001, authorized.

There were 2,734,900 and 2,734,900 shares of common stock issued and outstanding as of December 31, 2018 and as of June 30, 2018.

Note 7– RECLASSICFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Statements of Cash Flows for six months period ended December 31, 2017, to present net loss of discontinued operations of $13,399. This change in classification does not affect previously reported total decrease in cash in the Statements of Cash Flows.

Note 8- SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018 up through the date the Company presented this condensed financial statement.

During the period, the Company did not have any material recognizable event except those discussed in Note 1.

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

The Company is currently considered a “shell company” pursuant to SEC Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), because it has no or nominal assets (other than cash) and no or nominal operations. Management has undertaken steps to have the Company’s common stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

On January 23, 2019, the Company (“HHEG Nevada” and “Seller”), a Nevada company, entered into a Memorandum of Understanding (“MOU”) with the shareholders of HUAHUI GROUP STOCK LIMITED (“HGSL” and “Purchasers”), a company incorporated in 2017 under the laws of the Seychelles. HHEG Nevada and HGSL shall sometimes be collectively referred to as the “Parties.” The Parties expressed their intent to enter into a Definitive Share Exchange Agreement (“Exchange Agreement”) under which the shareholders of HGSL will exchange all of the shares that they own in HGSL for no less than 90% of HHEG NEVADA’s common stock and appoint a new Board of Directors of HHEG Nevada. The consummation of the exchange transaction under which HHEG Nevada will acquire 100% of the equity ownership of HGSL shall be referred to as the “Transaction.”

HGSL owns 100% of HUAHUI GROUP (HK) CO., LIMITED (“HGHK”), a Hong Kong private company limited by shares. HGHK has established a wholly foreign owned entity (“WFOE”) in China that is engaged in the education business through the WFOE’s subsidiaries. Further, the WFOE will acquire effective control of an education company in the Peoples Republic of China through the use of a variable interest entity structure (“VIE”). The WFOE’S education business involves or will involve enterprise consulting, career training, professional courses, overseas education, and other related enterprises and provides services to both domestic and foreign customers. Its focus is on improving individual leadership and building elite talents. The Memorandum of Understanding anticipates that all steps relating to the completion of the VIE structure will be completed before the closing on the transaction with HGSL and that the transaction if consummated, will result in a change in control of the Company.

The Company is in the process of redomiciling the Company from Nevada to the Cayman Islands. The Board of Directors has established a wholly-owned subsidiary in the Cayman Islands named HUAHUI EDUCATION GROUP LIMITED (“HHEG Cayman”), and intends to merge the Company into HHEG Cayman. HHEG Cayman will be the surviving company. The Board will solicit a written consent (“Written Consent”) from the Company’s shareholders to approve the merger, and approval will be obtained from the stockholders of the Company owning at least a majority of the outstanding shares of the Company’s Common Stock of the Company.

The Written Consent will approve a change of domicile from the State of Nevada to the Cayman Islands by means of a merger (the “Redomicile Merger”) of the Company with and into its wholly-owned subsidiary, which is an exempt company limited by shares incorporated under the laws of the Cayman Islands. An agreement and plan of merger will be submitted to the shareholders and must be approved by least a majority of the outstanding shares of the Company’s Common Stock of the Company. It is anticipated that there will be no change in the number of outstanding shares of the Company’s Common Stock and that each share of HHEG Nevada Common Stock will be converted into one ordinary share of HHEG Cayman.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have not generated any revenues since the change of control occurred and have incurred recurring losses since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to attempt to consummate the acquisition of HUAHUI GROUP STOCK LIMITED and its various subsidiaries as described above.

Results of Operations for the three months ended December 31, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended December 31, 2018, the Company generated no revenue from continuing operations and cost of goods sold.

Operating expenses

Total operating expenses for the three months ended December 31, 2018 were $42,427 compared to $2,500 for the three months ended December 31, 2017 from continuing operations. Total operating expenses for the six months ended December 31, 2018 were $48,423 compared to $2,500 for the three months ended December 31, 2017 from continuing operations. Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses. Loss from discontinued operations for the six months ended December 31, 2018 and 2017 was $0 and $13,399, respectively. The reason for increase of operating expenses for the three months period ended from December 31, 2018 to 2017 was the increase in professional fees and other administrative costs

For the three months ended December 31, 2018, our President, Zihua Wu, paid and absorbed the rental fees.

Discontinued Expenses

Pursuant to the change in control, on November 2, 2017, the Company recorded all revenues and expenses for the prior business as discontinued expenses.

Net Income/Loss

The net loss for the three months period ended December 31, 2018 and 2017 was $42,427 and $2,500 from continuing operations respectively. The net loss for the six months period ended December 31, 2018 and 2017 was $48,423 and $2,500 from continuing operations, was $0 and $13,399 from discontinuing operations respectively.

Liquidity and Capital Resources and Cash Requirements

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring net losses. For the three months ended December 31, 2018, the Company recorded a net loss of $42,427. For the six months ended December 31, 2018, the Company recorded a net loss of $48,423, and at December 31, 2018, had a shareholders’ deficit of $69,867. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

For the six months ended December 31, 2018, cash flow used in operating activities was $9,893. For the six months ended December 31, 2017, cash flow used in operating activities was $7,414.

During the six-month period ended December 31, 2018, net cash provided by financing is $9,893 and net cash used in financing activities discontinued operations is $4,133 and net cash provided by financing activities continued operations is $2,500 during the six months period ended December 30, 2017.

We are attempting to raise funds to proceed with our plan of operation. We will attempt to raise at least the minimum funds necessary to proceed with our plan of operation. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not implement appropriate information technology controls – As of December 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

14

3.

The Company has one person serving as an officer and two serving as directors. There is an inadequate segregation of duties consistent with control objectives as management is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter after the Company completes a reverse merger or business combination to determine whether improvement in segregation of duty is feasible.

4.	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

We plan to rectify these deficiencies upon consummation of a business combination with an operating company when we expect to have sufficient resources so that a majority of the Board will consist of independent Board members and the number of personnel performing key functions in the Company can be increased so that duties can be better segregated. There can be no assurance that we will have sufficient resources to accomplish these goals.

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUAHUI EDUCATION GROUP CORPORATION
formerly Duonas Corp.

Date: February 15, 2019	By:	/s/ Zihua Wu
	Name:	Zihua Wu
	Title:	President, CEO, CFO, Treasurer, Secretary, Director
(Principal Executive, Financial and Accounting Officer)

